Form 10-Q
period 2025-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2025-05-02
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
    Yes  ☐  No  ☒
As of April 16, 2025, there were 395,567,009 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2024 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with Items 7, 8 and 9A of our 2024 Annual Report on Form 10-K (our “2024 Form 10-K”). For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and Item 7 in our 2024 Form 10-K; Item 1A Risk Factors included in our 2024 Form 10-K; and the Commitments and Legal Proceedings Notes included in this Report and Item 8 of our 2024 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2024 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC,” “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 90 for a glossary of certain terms and acronyms used in this Report.

EXECUTIVE SUMMARY

Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial institutions in the U.S. We have businesses engaged in retail banking, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located coast-to-coast. We also have strategic international offices in four countries outside the U.S.

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

Our capital and liquidity priorities are to support customers, fund business investments and return excess capital to shareholders, while maintaining appropriate capital and liquidity in light of economic conditions, the Basel III framework and other regulatory expectations. For more detail, see the Capital and Liquidity Highlights portion of this Executive Summary, the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2024 Form 10-K.

1    The PNC Financial Services Group, Inc. – Form 10-Q

Selected Financial Data

The following tables include selected financial data which should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance:
Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended
	March 31	December 31	March 31
	2025	2024	2024
Summary of Operations (a)
Net interest income	$3,476	$3,523	$3,264
Noninterest income	1,976	2,044	1,881
Total revenue	5,452	5,567	5,145
Provision for credit losses	219	156	155
Noninterest expense	3,387	3,506	3,334
Income before income taxes and noncontrolling interests	1,846	1,905	1,656
Income taxes	347	278	312
Net income	$1,499	$1,627	$1,344
Net income attributable to common shareholders	$1,408	$1,514	$1,247
Per Common Share
Basic	$3.52	$3.77	$3.10
Diluted	$3.51	$3.77	$3.10
Book value per common share	$127.98	$122.94	$113.30
Performance Ratios
Net interest margin (non-GAAP) (b)	2.78%	2.75%	2.57%
Noninterest income to total revenue	36%	37%	37%
Efficiency	62%	63%	65%
Return on:
Average common shareholders’ equity	11.60%	12.38%	11.39%
Average assets	1.09%	1.14%	0.97%
(a)The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.
(b)See explanation and reconciliation of this non-GAAP measure in the Average Consolidated Balance Sheet and Net Interest Analysis and Non-GAAP Financial Information sections of this Item 2.

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	March 31 2025	December 31 2024	March 31 2024
Balance Sheet Highlights (a)
Assets	$554,722	$560,038	$566,162
Loans	$318,850	$316,467	$319,781
Allowance for loan and lease losses	$4,544	$4,486	$4,693
Interest-earning deposits with banks	$32,298	$39,347	$53,612
Investment securities	$137,775	$139,732	$130,460
Total deposits	$422,915	$426,738	$425,624
Borrowed funds	$60,722	$61,673	$72,707
Total shareholders’ equity	$56,405	$54,425	$51,340
Common shareholders’ equity	$50,654	$48,676	$45,097
Other Selected Ratios
Common equity Tier 1 (b)	10.6%	10.5%	10.1%
Loans to deposits	75%	74%	75%
Common shareholders’ equity to total assets	9.1%	8.7%	8.0%
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.
(b)The March 31, 2025 ratio is calculated to reflect the full impact of CECL. The December 31, 2024 and March 31, 2024 ratios are calculated to reflect PNC’s election to adopt the CECL optional five-year transition provisions. The impact of the provisions was phased-in to regulatory capital through December 31, 2024.

2    The PNC Financial Services Group, Inc. – Form 10-Q

Income Statement Highlights

Net income of $1.5 billion, or $3.51 per diluted common share, for the first quarter of 2025 decreased $128 million, or 8%, compared to $1.6 billion, or $3.77 per diluted common share, for the fourth quarter of 2024, due to lower noninterest and net interest income and a higher provision for credit losses, partially offset by lower noninterest expenses.
•For the three months ended March 31, 2025 compared to the three months ended December 31, 2024:
•Total revenue of $5.5 billion decreased $115 million, or 2%.
•Net interest income of $3.5 billion decreased $47 million, or 1%, driven by two fewer days in the quarter, partially offset by the benefit of lower funding costs and fixed rate asset repricing.
•Net interest margin increased 3 basis points to 2.78%.
•Noninterest income of $2.0 billion decreased $68 million, or 3%, reflecting lower capital markets and advisory activity and higher negative Visa derivative adjustments. The first quarter of 2025 included negative $40 million of Visa derivative fair value adjustments, primarily related to litigation escrow funding, compared to negative $23 million in the fourth quarter of 2024.
•Provision for credit losses was $219 million in the first quarter of 2025 and was driven by net charge-offs, primarily in our commercial and industrial and credit card loan classes, and a net increase in the ACL due to changes in macroeconomic factors and portfolio activity. The fourth quarter of 2024 included a provision for credit losses of $156 million.
•Noninterest expense decreased $119 million, or 3%, to $3.4 billion, reflecting asset impairments recognized in the fourth quarter of $97 million as well as seasonally lower other noninterest expense and marketing.

Net income increased $155 million, or 12%, compared to $1.3 billion, or $3.10 per diluted common share, for the first three months of 2024 driven by higher net interest and noninterest income, partially offset by a higher provision for credit losses and higher noninterest expenses.
•For the three months ended March 31, 2025 compared to the three months ended March 31, 2024:
•Total revenue increased $307 million, or 6%, to $5.5 billion.
•Net interest income increased $212 million, or 6%, reflecting the benefit of lower funding costs and the continued repricing of fixed rate assets.
•Net interest margin increased 21 basis points.
•Noninterest income increased $95 million, or 5%, primarily due to higher merger and acquisition advisory activity, increased underwriting fees and higher average equity markets.
•Provision for credit losses was $219 million in the first three months of 2025. The first three months of 2024 included a provision for credit losses of $155 million.
•Noninterest expense increased $53 million, or 2%, compared to the first three months of 2024 as a result of increased business activity, technology investments and higher marketing spend.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was well positioned at March 31, 2025. In comparison to December 31, 2024:
•Total assets of $554.7 billion decreased $5.3 billion, or 1%, reflecting lower balances held with the FRB and lower securities balances, partially offset by higher loans outstanding.
•Total loans of $318.9 billion increased $2.4 billion, or 1%.
•Total commercial loans increased $3.4 billion, or 2%, to $219.6 billion, due to higher utilization of loan commitments and new production within the commercial and industrial portfolio, partially offset by lower commercial real estate loans.
•Total consumer loans decreased $1.0 billion, or 1%, to $99.3 billion, primarily due to lower residential real estate loans, as paydowns outpaced originations.
•Investment securities decreased $2.0 billion, or 1%, to $137.8 billion, primarily due to prepayments and maturities of both available-for-sale and held-to-maturity securities outpacing purchases of available-for-sale securities.
•Interest-earning deposits with banks, primarily with the FRB, decreased $7.0 billion, or 18%, to $32.3 billion, driven by lower deposits and higher loan balances, partially offset by lower securities balances.
•Total deposits decreased $3.8 billion, or 1%, to $422.9 billion, primarily due to lower interest-bearing deposits. The decrease in interest-bearing deposits was driven by lower commercial balances and brokered time deposits, partially offset by higher consumer balances.
•Borrowed funds decreased $1.0 billion, or 2%, to $60.7 billion, due to lower FHLB advances, partially offset by parent company senior debt issuances in the first quarter of 2025.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q 3

Credit Quality Highlights

The first quarter of 2025 reflected solid credit quality performance.
•At March 31, 2025 compared to December 31, 2024:
•Overall loan delinquencies of $1.4 billion increased $49 million, or 4%, and included higher consumer loan delinquencies, primarily related to forbearance activity associated with the California wildfires.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.2 billion at both March 31, 2025 and December 31, 2024. ACL to total loans was 1.64% at both March 31, 2025 and December 31, 2024.
•Nonperforming assets of $2.3 billion were stable.
•Net loan charge-offs of $205 million, or 0.26% of average loans, in the first quarter of 2025 decreased $45 million compared to the fourth quarter of 2024, primarily due to lower commercial real estate net loan charge-offs.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $50.7 billion at March 31, 2025 increased $2.0 billion compared to December 31, 2024, due to the benefit of net income and an improvement in AOCI, partially offset by common dividends paid and common share repurchases.
•In the first quarter of 2025, PNC returned $0.8 billion of capital to shareholders, including $0.6 billion of dividends on common shares and $0.2 billion of common share repurchases.
•On April 3, 2025, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.60 per share to be paid on May 5, 2025 to shareholders of record at the close of business April 16, 2025.
•Our CET1 ratio increased to 10.6% at March 31, 2025 from 10.5% at December 31, 2024.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. PNC’s SCB for the four-quarter period beginning October 1, 2024 is the regulatory minimum of 2.5%. For additional information on our liquidity and capital actions as well as our capital ratios, see Capital Management in the Risk Management section in this Financial Review, the Recent Regulatory Developments section in this Financial Review and the Supervision and Regulation section in our 2024 Form 10-K.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•The economic fundamentals remain solid in the spring of 2025. The labor market remains strong, and job and income gains have supported consumer spending growth in early 2025. However, downside risks have materially increased with recent substantial changes to U.S. tariffs and corresponding policy changes by U.S. trading partners.
•PNC’s baseline forecast remains for continued expansion, but slower economic growth in 2025 than in 2024. High interest rates remain a drag on the economy, consumer spending growth will slow to a pace more consistent with household income growth, and government’s contribution to economic growth will be smaller.
•The baseline forecast is for real GDP growth of less than 1% in 2025 and between 1% and 2% in 2026, with the unemployment rate increasing to around 5% over the next year. However, the recent turbulence in trade policy indicates that growth may be significantly weaker than in this forecast and the unemployment rate higher. It remains to be seen the extent that policies will be implemented or persist. If implemented as proposed, higher prices will weigh on consumers and businesses, and retaliatory policy changes will weigh on U.S. exports. The large decline in equity prices will also be a drag on consumer spending. The longer the ongoing trade dispute persists, the greater the likelihood of near-term recession.
•The baseline forecast is for four federal funds rate cuts of 25 basis points each in 2025, starting in July. This would take the federal funds rate to a range between 3.25% and 3.50% at the end of 2025. High inflation could mean less monetary easing than in the forecast, but if the economy enters recession the Federal Reserve could cut the federal funds rate more aggressively this year.

Consistent with the forward guidance we provided on April 15, 2025, for the second quarter of 2025, compared to the first quarter of 2025, we expect:
•Average loans to be up approximately 1%,
•Net interest income to be up 1% to 2%,
•Fee income to be up 1% to 3%,

4    The PNC Financial Services Group, Inc. – Form 10-Q

•Other noninterest income to be $150 million to $200 million,
•Total revenue to be up 1% to 3%,
•Noninterest expense to be stable,
•Net loan charge-offs to be approximately $300 million.

Consistent with the forward guidance we provided on January 16, 2025 and April 15, 2025, for the full year 2025, compared to the full year of 2024, we expect:
•Average loans to be stable,
•Spot loans to be up 2% to 3%,
•Net interest income to be up 6% to 7%,
•Noninterest income to be up approximately 5%,
•Revenue to be up approximately 6%,
•Noninterest expense to be up approximately 1%, and
•The effective tax rate to be approximately 19%.

Noninterest income, other noninterest income and total revenue guidance does not forecast net securities gains or losses or Visa activity.

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

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors included in our 2024 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 1 of this Report.

Net income of $1.5 billion, or $3.51 per diluted common share, for the first quarter of 2025 decreased $128 million, or 8%, compared to $1.6 billion, or $3.77 per diluted common share, for the fourth quarter of 2024, due to lower noninterest and net interest income and a higher provision for credit losses, partially offset by lower noninterest expenses. Net income increased $155 million, or 12%, compared to $1.3 billion, or $3.10 per diluted common share, for the same period in 2024, driven by higher net interest and noninterest income, partially offset by a higher provision for credit losses and higher noninterest expenses.
Table 3: Summarized Average Balances and Net Interest Income (a)

	March 31, 2025			December 31, 2024			March 31, 2024
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$142,181	3.17%	$1,129	$143,863	3.17%	$1,147	$135,434	2.62%	$888
Loans	316,624	5.70%	4,495	319,058	5.87%	4,756	320,609	6.01%	4,848
Interest-earning deposits with banks (b)	34,614	4.42%	381	37,929	4.86%	461	48,250	5.47%	660
Other	10,147	6.02%	153	10,337	6.17%	160	8,002	6.92%	138
Total interest-earning assets/interest income	$503,566	4.90%	6,158	$511,187	5.04%	6,524	$512,295	5.08%	6,534
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$328,281	2.23%	1,808	$329,126	2.43%	2,010	$321,280	2.60%	2,077
Borrowed funds	64,505	5.25%	846	67,169	5.61%	961	75,590	6.07%	1,159
Total interest-bearing liabilities/interest expense	$392,786	2.72%	2,654	$396,295	2.95%	2,971	$396,870	3.24%	3,236
Net interest margin/income (non-GAAP)		2.78%	3,504		2.75%	3,553		2.57%	3,298
Taxable-equivalent adjustments			(28)			(30)			(34)
Net interest income (GAAP)			$3,476			$3,523			$3,264
(a)Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income
The PNC Financial Services Group, Inc. – Form 10-Q 5

earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. For more information, see Table 35 Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP).
(b)Interest income from Interest-earning deposits with banks primarily includes interest earned on our balances held with the FRB and is reported as Other interest income on our Consolidated Income Statement.
Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid and noninterest-bearing sources of funding. See Table 34 Average Consolidated Balance Sheet And Net Interest Analysis for additional information.

Net interest income decreased $47 million, or 1%, compared to the fourth quarter of 2024, and increased $212 million, or 6%, from the first quarter of 2024. Both comparisons reflected the benefit of lower funding costs and the continued repricing of fixed rate assets. In comparison to the fourth quarter of 2024, the benefit was more than offset by two fewer days in the quarter. Net interest margin increased 3 basis points compared to the fourth quarter of 2024, and 21 basis points compared to the first three months of 2024. In both comparisons, the increase was primarily driven by lower funding rates.

Average investment securities decreased $1.7 billion, or 1%, compared to the fourth quarter of 2024, reflecting maturities and net paydowns of held-to-maturity securities. Average investment securities increased $6.7 billion, or 5%, compared to the first three months of 2024, driven by net purchase activity of available-for-sale securities. Average investment securities represented 28% of average interest-earning assets for both the first quarter of 2025 and the fourth quarter of 2024, compared to 26% for the first quarter of 2024.

Average loans decreased $2.4 billion, compared to the fourth quarter of 2024 and $4.0 billion, compared to the first three months of 2024. In both comparisons the decrease was primarily due to lower commercial real estate loans. Average loans represented 63% of average interest-earning assets for the first quarter of 2025, compared to 62% for the fourth quarter of 2024 and 63% for the first quarter of 2024.

Average interest-earning deposits with banks for the first quarter of 2025 decreased $3.3 billion, or 9%, compared to the fourth quarter of 2024 and $13.6 billion, or 28%, compared to the first quarter of 2024, primarily due to lower brokered time deposits and borrowed funds outstanding.

Average interest-bearing deposits for the first quarter of 2025 were stable compared to the fourth quarter of 2024. Compared to the same period in 2024, average interest-bearing deposits increased $7.0 billion, or 2%, as higher commercial and consumer deposits were partially offset by lower brokered time deposits. In total, average interest-bearing deposits represented 84% of average interest-bearing liabilities for the first quarter of 2025, compared to 83% for the fourth quarter of 2024 and 81% for the first quarter of 2024.

Average borrowed funds decreased $2.7 billion, or 4%, compared to the fourth quarter of 2024, and $11.1 billion, or 15%, compared to the first quarter of 2024. In both comparisons, the decrease was driven by lower FHLB advances, partially offset by higher parent company senior debt issuances.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Three months ended
	March 31	December 31	Change		March 31	March 31	Change
Dollars in millions	2025	2024	$	%	2025	2024	$	%
Noninterest income
Asset management and brokerage	$391	$374	$17	5%	$391	$364	$27	7%
Capital markets and advisory	306	348	(42)	(12)%	306	259	47	18%
Card and cash management	692	695	(3)	—%	692	671	21	3%
Lending and deposit services	316	330	(14)	(4)%	316	305	11	4%
Residential and commercial mortgage	134	122	12	10%	134	147	(13)	(9)%
Other	137	175	(38)	(22)%	137	135	2	1%
Total noninterest income	$1,976	$2,044	$(68)	(3)%	$1,976	$1,881	$95	5%

Noninterest income as a percentage of total revenue was 36% for the first quarter of 2025 compared to 37% for both the fourth and first quarters of 2024.

Asset management and brokerage fees increased compared to the fourth quarter of 2024, driven by higher brokerage client activity and positive net flows. The increase compared to the first quarter of 2024 reflected the impact of higher average equity markets. PNC’s

6    The PNC Financial Services Group, Inc. – Form 10-Q

discretionary client assets under management of $210 billion at March 31, 2025 were stable compared to $211 billion at December 31, 2024, and increased from $195 billion at March 31, 2024. Compared to March 31, 2024, the increase included the impact from higher spot equity markets.

Capital markets and advisory fees decreased compared to the fourth quarter of 2024, primarily due to lower merger and acquisition advisory activity and a decline in trading revenue. The increase compared to the first quarter of 2024 was primarily due to higher merger and acquisition advisory activity and increased trading revenue, partially offset by lower underwriting fees.

Card and cash management revenue decreased compared to the fourth quarter of 2024, as higher treasury management revenue was more than offset by seasonally lower consumer spending. The increase compared to the first three months of 2024 was primarily due to higher treasury management product revenue.

Lending and deposit services decreased compared to the fourth quarter of 2024 and included seasonally lower customer activity. The increase compared to the first quarter of 2024 reflected increased customer activity.

Residential and commercial mortgage increased compared to the fourth quarter of 2024, driven by higher results from residential mortgage rights valuation, net of economic hedge. The decrease compared to the first three months of 2024 was due to lower residential mortgage banking revenue.

Other noninterest income decreased compared to the fourth quarter of 2024, largely due to negative $40 million of Visa derivative adjustments primarily related to litigation escrow funding. Compared to the first three months of 2024, other noninterest income increased driven by higher private equity revenue, partially offset by higher negative Visa derivative adjustments. Visa derivative adjustments were negative $23 million in the fourth quarter of 2024 and negative $7 million in the first quarter of 2024.

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Three months ended
	March 31	December 31	Change		March 31	March 31	Change
Dollars in millions	2025	2024	$	%	2025	2024	$	%
Noninterest expense
Personnel	$1,890	$1,857	$33	2%	$1,890	$1,794	$96	5%
Occupancy	245	240	5	2%	245	244	1	—%
Equipment	384	473	(89)	(19)%	384	341	43	13%
Marketing	85	112	(27)	(24)%	85	64	21	33%
Other	783	824	(41)	(5)%	783	891	(108)	(12)%
Total noninterest expense	$3,387	$3,506	$(119)	(3)%	$3,387	$3,334	$53	2%

Noninterest expense decreased compared to the fourth quarter of 2024, reflecting asset impairments recognized in the fourth quarter of $97 million as well as seasonally lower other noninterest expense and marketing. Noninterest expense increased compared to the first three months of 2024 as a result of increased business activity, technology investments and higher marketing spend. The first quarter of 2024 included a pre-tax expense of $130 million related to the FDIC’s special assessment.

Effective Income Tax Rate

The effective income tax rate was 18.8% in the first quarter of 2025, 14.6% for the fourth quarter of 2024 and 18.8% in the first quarter of 2024. The fourth quarter of 2024 included a benefit from the resolution of certain tax matters.
The PNC Financial Services Group, Inc. – Form 10-Q 7

Provision For Credit Losses
Table 6: Provision for (Recapture of) Credit Losses

	Three months ended			Three months ended
	March 31	December 31	Change	March 31	March 31	Change
Dollars in millions	2025	2024	$	2025	2024	$
Provision for (recapture of) credit losses
Loans and leases	$260	$155	$105	$260	$147	$113
Unfunded lending related commitments	(46)	(5)	(41)	(46)	9	(55)
Investment securities	3	—	3	3	1	2
Other financial assets	2	6	(4)	2	(2)	4
Total provision for credit losses	$219	$156	$63	$219	$155	$64

The provision for credit losses for the first quarter of 2025 was driven by net charge-offs, primarily in our commercial and industrial and credit card loan classes, and a net increase in the ACL due to changes in macroeconomic factors and portfolio activity.
CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 1 of this Report.
Table 7: Summarized Balance Sheet Data

	March 31	December 31	Change
Dollars in millions	2025	2024	$	%
Assets
Interest-earning deposits with banks	$32,298	$39,347	$(7,049)	(18)%
Loans held for sale	1,236	850	386	45%
Investment securities	137,775	139,732	(1,957)	(1)%
Loans	318,850	316,467	2,383	1%
Allowance for loan and lease losses	(4,544)	(4,486)	(58)	(1)%
Mortgage servicing rights	3,564	3,711	(147)	(4)%
Goodwill	10,932	10,932	—	—%
Other	54,611	53,485	1,126	2%
Total assets	$554,722	$560,038	$(5,316)	(1)%
Liabilities
Deposits	$422,915	$426,738	$(3,823)	(1)%
Borrowed funds	60,722	61,673	(951)	(2)%
Allowance for unfunded lending related commitments	674	719	(45)	(6)%
Other	13,960	16,439	(2,479)	(15)%
Total liabilities	498,271	505,569	(7,298)	(1)%
Equity
Total shareholders’ equity	56,405	54,425	1,980	4%
Noncontrolling interests	46	44	2	5%
Total equity	56,451	54,469	1,982	4%
Total liabilities and equity	$554,722	$560,038	$(5,316)	(1)%

Our balance sheet was well positioned at March 31, 2025. In comparison to December 31, 2024:
•Total assets decreased reflecting lower balances held with the FRB and lower securities balances, partially offset by higher loans outstanding.
•Total liabilities decreased primarily due to lower deposits.
•Total equity increased due to the benefit of net income and an improvement in AOCI, partially offset by dividends paid and common shares repurchased.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our ACL related to loans is included in the Credit Risk Management section and Critical Accounting Estimates and Judgements section of this Financial Review and in Note 3 Loans and Related Allowance for Credit Losses. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 19 Regulatory Matters in our 2024 Form 10-K.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Loans
Table 8: Loans

	March 31	December 31	Change
Dollars in millions	2025	2024	$	%
Commercial
Commercial and industrial	$180,537	$175,790	$4,747	3%
Commercial real estate	32,307	33,619	(1,312)	(4)%
Equipment lease financing	6,732	6,755	(23)	—%
Total commercial	219,576	216,164	3,412	2%
Consumer
Residential real estate	45,890	46,415	(525)	(1)%
Home equity	25,846	25,991	(145)	(1)%
Automobile	15,324	15,355	(31)	—%
Credit card	6,550	6,879	(329)	(5)%
Education	1,597	1,636	(39)	(2)%
Other consumer	4,067	4,027	40	1%
Total consumer	99,274	100,303	(1,029)	(1)%
Total loans	$318,850	$316,467	$2,383	1%

Commercial loans increased due to higher utilization of loan commitments and new production within the commercial and industrial portfolio, partially offset by lower commercial real estate loans.

Consumer loans decreased primarily due to lower residential real estate loans, as paydowns outpaced originations.

For additional information regarding our loan portfolio see the Credit Risk Management portion of the Risk Management section in this Financial Review and Note 3 Loans and Related Allowance for Credit Losses.

Investment Securities

Total investment securities of $137.8 billion at March 31, 2025 decreased $2.0 billion, or 1%, compared to December 31, 2024, primarily due to prepayments and maturities of both available-for-sale and held-to-maturity securities outpacing purchases of available-for-sale securities.

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

Table 9: Investment Securities (a)

	March 31, 2025		December 31, 2024
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$52,543	$51,689	$53,382	$52,075
Agency residential mortgage-backed	72,535	67,197	73,760	67,117
Non-agency residential mortgage-backed	725	816	744	822
Agency commercial mortgage-backed	3,470	3,368	3,032	2,875
Non-agency commercial mortgage-backed (c)	1,257	1,248	1,542	1,523
Asset-backed (d)	5,215	5,285	5,733	5,793
Other (e)	4,736	4,641	4,998	4,892
Total investment securities (f)	$140,481	$134,244	$143,191	$135,097
(a)Of our total securities portfolio, 97% were rated AAA/AA at both March 31, 2025 and December 31, 2024.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $68 million at March 31, 2025 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2024 was $91 million.
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

Table 9 presents our investment securities portfolio by amortized cost and fair value. The difference between fair value and amortized cost at March 31, 2025 primarily reflected the impact of higher interest rates on the valuation of fixed-rate securities. We continually
The PNC Financial Services Group, Inc. – Form 10-Q 9

monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.
The duration of investment securities was 3.4 years and 3.5 years at March 31, 2025 and December 31, 2024, respectively. We estimate that at March 31, 2025 the effective duration of investment securities was 3.4 years for an immediate 50 basis points parallel increase in interest rates and 3.4 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2024 for the effective duration of investment securities were 3.4 years and 3.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.2 years and 5.3 years at March 31, 2025 and December 31, 2024, respectively.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

March 31, 2025	Years
Agency residential mortgage-backed	6.6
Non-agency residential mortgage-backed	10.2
Agency commercial mortgage-backed	3.7
Non-agency commercial mortgage-backed	0.6
Asset-backed	2.2

Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 11 Fair Value.

Funding Sources

Table 11: Details of Funding Sources

	March 31	December 31	Change
Dollars in millions	2025	2024	$	%
Deposits
Noninterest-bearing	$92,369	$92,641	$(272)	—%
Interest-bearing
Money market	71,655	73,801	(2,146)	(3)%
Demand	126,829	128,810	(1,981)	(2)%
Savings	98,596	97,147	1,449	1%
Time deposits (a)	33,466	34,339	(873)	(3)%
Total interest-bearing deposits	330,546	334,097	(3,551)	(1)%
Total deposits	422,915	426,738	(3,823)	(1)%
Borrowed funds
Federal Home Loan Bank advances	18,000	22,000	(4,000)	(18)%
Senior debt	34,987	32,497	2,490	8%
Subordinated debt	4,163	4,104	59	1%
Other	3,572	3,072	500	16%
Total borrowed funds	60,722	61,673	(951)	(2)%
Total funding sources	$483,637	$488,411	$(4,774)	(1)%
(a) Includes $1.2 billion of certain brokered time deposits accounted for under the fair value option at March 31, 2025.

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2024, both deposits and borrowed funds declined.

Total deposits decreased primarily due to lower interest-bearing deposits. The decrease in interest-bearing deposits was driven by lower commercial balances, partially offset by higher consumer balances. This shift in deposit composition contributed to a decrease in funding costs compared to the fourth quarter of 2024. Our total brokered deposit balances of $5.9 billion at March 31, 2025 decreased compared to $7.3 billion at December 31, 2024, and were significantly below both our internal and regulatory guidelines and limits.

Borrowed funds decreased due to lower FHLB advances, partially offset by parent company senior debt issuances in the first quarter of 2025.

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, capital considerations, and funding needs, which are primarily driven by changes in loan, deposit and investment securities balances. While

10    The PNC Financial Services Group, Inc. – Form 10-Q

our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses, we also manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Liquidity and Capital Management portion of the Risk Management section in this Financial Review for additional information regarding our liquidity and capital activities. See Note 7 Borrowed Funds in this Report and Note 9 Borrowed Funds in our 2024 Form 10-K for additional information related to our borrowings. See the Average Consolidated Balance Sheet and Net Interest Analysis section of this Financial Review for additional information on volume and related funding cost changes.
Shareholders’ Equity
Total shareholders’ equity of $56.4 billion at March 31, 2025 increased $2.0 billion, or 4%, compared to December 31, 2024, primarily due to net income of $1.5 billion and an improvement in AOCI of $1.3 billion, partially offset by dividends paid of $0.6 billion and $0.2 billion of common share repurchases.
BUSINESS SEGMENTS REVIEW
We have three reportable business segments: Retail Banking, Corporate & Institutional Banking and the Asset Management Group. Our reportable business segments are defined by the nature of products and services, types of customers, methods used to distribute products or provide services and similar financial performance.

Total business segment financial results differ from our consolidated reporting due to the remaining corporate operations, or other activities, that do not meet the criteria for disclosure as a separate reportable business. These other activities include residual activities such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from FTP operations. See Table 80 in Note 14 Segment Reporting for additional information.

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

Table 12: Retail Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2025	2024	$	%
Income Statement
Net interest income	$2,826	$2,617	$209	8%
Noninterest income	706	764	(58)	(8)%
Total revenue	3,532	3,381	151	4%
Provision for credit losses	168	118	50	42%
Noninterest expense
Personnel	548	551	(3)	(1)%
Segment allocations (a)	938	894	44	5%
Depreciation and amortization	89	79	10	13%
Other (b)	328	313	15	5%
Total noninterest expense	1,903	1,837	66	4%
Pretax earnings	1,461	1,426	35	2%
Income taxes	340	333	7	2%
Noncontrolling interests	9	8	1	13%
Earnings	$1,112	$1,085	$27	2%
Average Balance Sheet
Loans held for sale	$860	$478	$382	80%
Loans
Consumer
Residential real estate	$33,169	$34,600	$(1,431)	(4)%
Home equity	24,358	24,462	(104)	—%
Automobile	15,240	14,839	401	3%
Credit card	6,568	6,930	(362)	(5)%
Education	1,637	1,933	(296)	(15)%
Other consumer	1,754	1,771	(17)	(1)%
Total consumer	82,726	84,535	(1,809)	(2)%
Commercial	12,840	12,620	220	2%
Total loans	$95,566	$97,155	$(1,589)	(2)%
Total assets	$112,971	$114,199	$(1,228)	(1)%
Deposits
Noninterest-bearing	$51,229	$53,395	$(2,166)	(4)%
Interest-bearing	193,832	195,615	(1,783)	(1)%
Total deposits	$245,061	$249,010	$(3,949)	(2)%
Performance Ratios
Return on average assets	3.99%	3.85%
Noninterest income to total revenue	20%	23%
Efficiency	54%	54%
Supplemental Noninterest Income Information
Asset management and brokerage	$152	$137	$15	11%
Card and cash management	$296	$306	$(10)	(3)%
Lending and deposit services	$184	$178	$6	3%
Residential and commercial mortgage	$65	$97	$(32)	(33)%

12    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

At or for three months ended March 31			Change
Dollars in millions, except as noted	2025	2024	$	%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (c)
Serviced portfolio balance (d)	$193	$207	$(14)	(7)%
MSR asset value (d)	$2.5	$2.7	$(0.2)	(7)%
Servicing income: (in millions)
Servicing fees, net (e)	$71	$82	$(11)	(13)%
Mortgage servicing rights valuation, net of economic hedge	$(4)	$(6)	$2	33%
Residential mortgage loan statistics
Loan origination volume (in billions)	$1.0	$1.3	$(0.3)	(23)%
Loan sale margin percentage	0.58%	2.53%
Other Information
Credit-related statistics
Nonperforming assets (d)	$804	$841	$(37)	(4)%
Net charge-offs - loans and leases	$144	$139	$5	4%
Other statistics
Branches (d) (f)	2,217	2,271	(54)	(2)%
Brokerage account client assets (in billions) (d) (g)	$84	$81	$3	4%
(a)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(b)Other is primarily comprised of other direct expenses including outside services and equipment expense.
(c)Represents mortgage loan servicing balances for third parties and the related income.
(d)As of March 31.
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

Retail Banking earnings for the first three months of 2025 increased $27 million compared to the same period in 2024 as a result of higher net interest income, offset by higher noninterest expense, lower noninterest income and higher provision for credit losses.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by declines in average deposit and loan balances.

Noninterest income decreased in the comparison due to lower residential mortgage revenue and higher negative Visa derivative adjustments primarily related to litigation escrow funding.

Provision for credit losses for the first three months of 2025 was driven by net charge-offs and changes in the ACL due to macroeconomic factors and portfolio activity.

Noninterest expense increased in the comparison due to technology investments, higher marketing spend and increased customer activity.

Retail Banking average total loans decreased in the first three months of 2025 compared to the same period in 2024. Average consumer loans decreased driven by lower residential real estate, as a result of paydowns outpacing new volume, lower credit card loan balances, and continued declines in education loans from runoff in the government guaranteed portfolio. Average commercial loans increased due to higher loan commitment utilization, primarily within the automobile dealer segment.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first three months of 2025, average total deposits decreased compared to the same period in 2024, and included lower brokered time deposits.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2025	2024	$	%
Income Statement
Net interest income	$1,652	$1,549	$103	7%
Noninterest income	978	888	90	10%
Total revenue	2,630	2,437	193	8%
Provision for credit losses	49	47	2	4%
Noninterest expense
Personnel	376	366	10	3%
Segment allocations (a)	383	366	17	5%
Depreciation and amortization	51	50	1	2%
Other (b)	146	140	6	4%
Total noninterest expense	956	922	34	4%
Pretax earnings	1,625	1,468	157	11%
Income taxes	377	342	35	10%
Noncontrolling interests	4	5	(1)	(20)%
Earnings	$1,244	$1,121	$123	11%
Average Balance Sheet
Loans held for sale	$255	$151	$104	69%
Loans
Commercial
Commercial and industrial	$163,379	$163,326	$53	—%
Commercial real estate	32,151	34,420	(2,269)	(7)%
Equipment lease financing	6,692	6,467	225	3%
Total commercial	202,222	204,213	(1,991)	(1)%
Consumer	3	3	—	—%
Total loans	$202,225	$204,216	$(1,991)	(1)%
Total assets	$227,069	$228,698	$(1,629)	(1)%
Deposits
Noninterest-bearing	$39,501	$43,854	$(4,353)	(10)%
Interest-bearing	108,503	98,841	9,662	10%
Total deposits	$148,004	$142,695	$5,309	4%
Performance Ratios
Return on average assets	2.22%	1.99%
Noninterest income to total revenue	37%	36%
Efficiency	36%	38%

14    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2025	2024	$	%
Other Information
Consolidated revenue from: (c)
Treasury Management (d)	$1,049	$936	$113	12%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (e)	$26	$10	$16	160%
Commercial mortgage loan servicing income (f)	94	67	27	40%
Commercial mortgage servicing rights valuation, net of economic hedge	39	37	2	5%
Total	$159	$114	$45	39%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (g) (h)	$294	$287	$7	2%
MSR asset value (g)	$1,041	$1,075	$(34)	(3)%
Average loans by C&IB business
Corporate Banking	$117,659	$116,845	$814	1%
Real Estate	43,283	46,608	(3,325)	(7)%
Business Credit	30,044	28,929	1,115	4%
Commercial Banking	7,343	7,546	(203)	(3)%
Other	3,896	4,288	(392)	(9)%
Total average loans	$202,225	$204,216	$(1,991)	(1)%
Credit-related statistics
Nonperforming assets (g)	$1,372	$1,419	$(47)	(3)%
Net charge-offs - loans and leases	$64	$108	$(44)	(41)%
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
(g)As of March 31.
(h)Represents balances related to capitalized servicing.

Corporate & Institutional Banking earnings in the first three months of 2025 increased $123 million compared to the same period in 2024 driven by higher revenue, partially offset by higher noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits and higher average deposit balances, partially offset by lower average loan balances.

Noninterest income increased in the comparison primarily due to higher merger and acquisition advisory activity and growth in treasury management product revenue.

Provision for credit losses for the first three months of 2025 was driven by net charge-offs and changes in the ACL due to macroeconomic factors and portfolio activity.

Noninterest expense increased in the comparison largely due to continued investments to support business growth and higher variable compensation associated with increased business activity.

Average total loans decreased compared with the three months ended March 31, 2024:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business increased reflecting new production that was partially offset by lower average utilization of loan commitments.
•Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business declined largely due to paydowns outpacing new production.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is mainly secured by business assets. Average loans for this business increased reflecting a higher average utilization of loan commitments and new production.
•Commercial Banking provides lending, treasury management and capital markets products and services to smaller corporations and businesses. Average loans for this business declined driven by paydowns outpacing new production.

The PNC Financial Services Group, Inc. – Form 10-Q 15

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased compared to the three months ended March 31, 2024, due to growth in interest-bearing deposits, partially offset by lower noninterest-bearing deposits. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first three months of 2024, treasury management revenue increased due to wider interest rate spreads on the value of deposits, higher average deposit balances and higher product revenue.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities increased in the comparison primarily due to higher commercial mortgage loan servicing income and revenue from commercial mortgage loans held for sale.

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The increase in capital markets and advisory fees in the comparison was largely driven by higher merger and acquisition advisory fees and loan syndication fees, partially offset by lower underwriting fees.

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

Table 14: Asset Management Group Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2025	2024	$	%
Income Statement
Net interest income	$184	$157	$27	17%
Noninterest income	243	230	13	6%
Total revenue	427	387	40	10%
Provision for (recapture of) credit losses	1	(5)	6	*
Noninterest expense
Personnel	121	121	—	—%
Segment allocations (a)	117	107	10	9%
Depreciation and amortization	8	7	1	14%
Other (b)	33	30	3	10%
Total noninterest expense	279	265	14	5%
Pretax earnings	147	127	20	16%
Income taxes	34	30	4	13%
Earnings	$113	$97	$16	16%
Average Balance Sheet
Loans
Consumer
Residential real estate	$11,935	$11,688	$247	2%
Other consumer	3,663	3,758	(95)	(3)%
Total consumer	15,598	15,446	152	1%
Commercial	658	849	(191)	(22)%
Total loans	$16,256	$16,295	$(39)	—%
Total assets	$16,702	$16,728	$(26)	—%
Deposits
Noninterest-bearing	$1,618	$1,617	$1	—%
Interest-bearing	26,501	27,064	(563)	(2)%
Total deposits	$28,119	$28,681	$(562)	(2)%
Performance Ratios
Return on average assets	2.74%	2.35%
Noninterest income to total revenue	57%	59%
Efficiency	65%	68%
Other Information (c) (d)
Nonperforming assets	$36	$28	$8	29%
Client Assets Under Administration (in billions) (c) (e)
Discretionary client assets under management
PNC Private Bank	$127	$124	$3	2%
Institutional Asset Management	83	71	12	17%
Total discretionary clients assets under management	210	195	15	8%
Nondiscretionary client assets under administration	201	199	2	1%
Total	$411	$394	$17	4%
*- Not Meaningful
(a)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(b)Other is primarily comprised of other direct expenses including outside services and equipment expense.
(c)As of March 31.
(d)Net charge-offs - loans and leases were less than $0.5 million for the periods presented.
(e)Excludes brokerage account client assets.

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

Asset Management Group earnings in the first three months of 2025 increased $16 million compared to the same period in 2024, primarily driven by higher revenue, partially offset by higher noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by a decline in average deposit balances.

Noninterest income increased in the comparison primarily driven by higher average equity markets.

Noninterest expense increased in the comparison and included increased technology investments.

Average total loans were stable compared with the three months ended March 31, 2024.

Average total deposits decreased in the comparison driven by lower interest-bearing deposits.

Discretionary client assets under management increased in the comparison and included the impact from higher spot equity markets as of March 31, 2025.

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2024 Form 10-K describes our enterprise risk management framework, including risk culture, enterprise strategy, risk governance and oversight framework, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting. Additionally, our 2024 Form 10-K provides an analysis of the firm’s Capital Management and our key areas of risk, which include, but are not limited to, Credit, Market, Liquidity and Operational (including Compliance and Information Security).

18    The PNC Financial Services Group, Inc. – Form 10-Q

Credit Risk Management
Credit risk, including our credit risk management processes, is described in further detail in the Credit Risk Management section of our 2024 Form 10-K. The following provides additional information around our loan portfolio, which is our most significant concentration of credit risk.

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

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 57% and 56% of our total loan portfolio at March 31, 2025 and December 31, 2024, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

The PNC Financial Services Group, Inc. – Form 10-Q 19

Table 16: Commercial and Industrial Loans by Industry

	March 31, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Financial services	$29,335	16%	$27,737	16%
Manufacturing	28,934	16	27,700	16
Service providers	22,943	13	21,881	12
Wholesale trade	19,176	11	18,399	10
Real estate related (a)	15,041	8	14,910	8
Retail trade	11,941	7	11,611	7
Technology, media and telecommunications	9,998	6	9,767	6
Health care	9,903	5	9,694	6
Transportation and warehousing	7,147	4	7,320	4
Other industries	26,119	14	26,771	15
Total commercial and industrial loans	$180,537	100%	$175,790	100%
(a)    Represents loans to customers in the real estate and construction industries.

Owner occupied commercial real estate loans totaled $9.3 billion and $9.2 billion at March 31, 2025 and December 31, 2024, respectively. These loans are categorized as commercial and industrial as the credit decisioning is based on the financial conditions of the owner, not the ability of the collateral to generate income. Owner occupied commercial real estate loans are well-diversified across industries.

Commercial Real Estate
Commercial real estate loans of $32.3 billion as of March 31, 2025 comprised $18.7 billion related to commercial mortgages on income-producing properties, $8.9 billion of intermediate-term financing loans and $4.7 billion of real estate construction project loans. At December 31, 2024, comparable amounts were $33.6 billion, $19.3 billion, $8.6 billion and $5.7 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income, which serves as the primary source for the repayment of the loan. However, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.
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

20    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	March 31, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,682	18%	$5,675	17%
Florida	3,653	11	3,807	11
Texas	3,480	11	3,763	11
Virginia	1,462	5	1,476	4
Arizona	1,427	4	1,438	4
North Carolina	1,162	4	1,150	3
Pennsylvania	1,149	4	1,213	4
Illinois	1,145	4	1,090	3
Nevada	1,128	3	1,043	3
Maryland	1,061	3	1,169	3
Other	10,958	33	11,795	37
Total commercial real estate loans	$32,307	100%	$33,619	100%
Property Type (a)
Multifamily	$16,010	50%	$16,089	48%
Office	6,295	19	6,707	20
Industrial/warehouse	3,571	11	3,911	12
Retail	1,961	6	2,090	6
Hotel/motel	1,557	5	1,567	5
Seniors housing	1,471	5	1,731	5
Other	1,442	4	1,524	4
Total commercial real estate loans	$32,307	100%	$33,619	100%
(a)    Presented in descending order based on loan balances at March 31, 2025.

Commercial Real Estate: Office Portfolio
Given the fundamental change in office demand, real estate performance related to the office sector continues to be an area of uncertainty. At March 31, 2025, our outstanding loan balances in the office portfolio totaled $6.3 billion, or 2.0% of total loans, while additional unfunded loan commitments totaled $0.2 billion. The portfolio is well diversified geographically across our coast-to-coast franchise. Within the office portfolio at March 31, 2025, criticized loans totaled 32.6% and nonperforming loans totaled 12.1%, while delinquencies were 0.0%. As measured at origination, the weighted average LTV for the office portfolio was 59.0%; however, for those loans that received appraisals after March 31, 2024, the weighted average LTV for those loans has increased to 81.5% as of March 31, 2025. Since April 1, 2024, PNC received updated appraisals for 48.4% of the outstanding balance in the office portfolio. While LTV is one consideration, our risk assessment considers a number of factors in assessing the changing conditions affecting the portfolio. As of March 31, 2025, we have established reserves of 13.4% against office loans.

The greatest stress in our office portfolio is observed in multi-tenant office loans, which represents 55.1% of the portfolio at March 31, 2025. Within the multi-tenant classification, criticized levels were 53.5% while nonperforming loans totaled 21.3%, accounting for almost all of the nonperforming office population. For multi-tenant office loans that received appraisals after March 31, 2024, the weighted average LTV for those loans was 85.2% at March 31, 2025. Since April 1, 2024, PNC received updated appraisals for 72.8% of the outstanding balance in the multi-tenant office portfolio. Additionally, commercial real estate charge-offs since the beginning of 2025 have primarily been multi-tenant office loans. Given the higher level of stress, this segment has a proportionally higher reserve rate of 18.7% as of March 31, 2025. The remaining 44.9% of the office portfolio is primarily comprised of single-tenant, medical and government tenant properties. These three tenant classifications are performing considerably better, with approximately 6.7% of the book in the criticized loan category and 0.7% in the nonperforming loan category. As of March 31, 2025, the weighted average LTV inclusive of both updated property values and origination-derived values of this book is 60.8%.

The office portfolio remains an elevated area of focus for portfolio management with internal risk ratings completed quarterly for each asset (except for medical office loans), accelerated reappraisal requirements and elevated approval levels for any credit action. Additionally, active management efforts include ongoing performance assessments as well as the review of property, lending and capital markets. Portfolio updates are distributed to senior management weekly. Collateral in the office portfolio is appraised by qualified, independent third-party state certified real estate appraisers. New loans or loans being evaluated for material extensions or modifications are required to be appraised. The frequency of reappraisals outside of a credit action is based on regulatory and internal requirements. Generally, for loans with heightened risk, a cadence has been established to obtain updated appraisals at least annually to aid in determining the timing and amount of a charge-off, if deemed necessary. Loans that do not demonstrate a heightened risk are
The PNC Financial Services Group, Inc. – Form 10-Q 21

monitored through our ongoing management of the portfolio, including any need for a new appraisal. All appraisals are reviewed by independent qualified real estate valuation personnel. For existing office building loans, PNC employs the as-is market value from third-party appraisals to calculate LTV.

Given the ongoing uncertainty in this area, we expect additional stress in the office sector, and a portion of this stress will bear itself out as we work through maturities that will approximate 41.0% through the twelve months ended March 31, 2026. Upon maturity, and where the balance is not paid in full, an extension may be granted because contractual extension terms are met; alternatively, an extension may be granted based on negotiated terms, and a portion of these extensions may involve the curtailment or charge off of principal. We continue to actively manage the portfolio, and we believe reserve levels reflect the expected credit losses in the portfolio.

Commercial Real Estate: Multifamily Portfolio
As of March 31, 2025, our outstanding loan balances in the multifamily portfolio totaled $16.0 billion, or 5.0% of total loans, while additional unfunded loan commitments totaled $2.0 billion. Although inflationary pressures, higher interest rates and elevated supply in certain markets have impacted internal risk assessments and regulatory classification in this portfolio, we have not seen a notable change in loan performance at this time with regards to nonperformance, delinquency or charge-offs. Additionally, the portfolio is well diversified geographically across our coast-to-coast franchise. We continue to closely monitor our exposure in this sector.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both March 31, 2025 and December 31, 2024.

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

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	March 31, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$19,691	43%	$19,869	43%
Texas	3,680	8	3,748	8
Washington	3,456	8	3,481	7
Florida	3,126	7	3,171	7
New Jersey	1,832	4	1,847	4
New York	1,470	3	1,493	3
Arizona	1,304	3	1,340	3
Pennsylvania	1,192	3	1,197	3
Colorado	1,125	2	1,139	2
North Carolina	951	2	963	2
Other	8,063	17	8,167	18
Total residential real estate loans	$45,890	100%	$46,415	100%
	March 31, 2025		December 31, 2024
Weighted-average loan origination statistics (b)
Loan origination FICO score		773		773
LTV of loan originations		72%		73%
(a)Presented in descending order based on loan balances at March 31, 2025.
(b)Weighted-averages calculated for the twelve months ended March 31, 2025 and December 31, 2024, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $41.3 billion at March 31, 2025, with 46% located in California. Comparable amounts at December 31, 2024 were $41.7 billion and 46%, respectively.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Home Equity
Home equity loans of $25.8 billion as of March 31, 2025 were comprised of $21.5 billion of home equity lines of credit and $4.3 billion of closed-end home equity installment loans. At December 31, 2024, comparable amounts were $26.0 billion, $21.3 billion and $4.7 billion, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

Similar to residential real estate loans, we obtain loan attributes at origination, including FICO scores and LTVs, and we update these and other credit metrics at least quarterly. Borrower performance of this portfolio is tracked on a monthly basis. We also segment the population into pools based on product type (e.g., first lien product and second lien product) and track the historical performance of any related mortgage loans regardless of whether we hold such liens. This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

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

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	March 31, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,420	17%	$4,504	17%
New Jersey	3,137	12	3,153	12
Florida	2,235	9	2,239	9
Ohio	2,123	8	2,145	8
California	1,750	7	1,743	7
Texas	1,322	5	1,299	5
Maryland	1,196	5	1,209	5
Michigan	1,150	4	1,166	4
Illinois	1,023	4	1,032	4
North Carolina	993	4	1,001	4
Other	6,497	25	6,500	25
Total home equity loans	$25,846	100%	$25,991	100%
Lien type
1st lien		48%		49%
2nd lien		52		51
Total		100%		100%
	March 31, 2025		December 31, 2024
Weighted-average loan origination statistics (b)
Loan origination FICO score		774		773
LTV of loan originations		62%		62%
(a)Presented in descending order based on loan balances at March 31, 2025.
(b)Weighted-averages calculated for the twelve months ended March 31, 2025 and December 31, 2024, respectively.

Automobile
Auto loans of $15.3 billion as of March 31, 2025 comprised $14.3 billion in the indirect auto portfolio and $1.0 billion in the direct auto portfolio. At December 31, 2024, comparable amounts were $15.4 billion, $14.4 billion and $1.0 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers, including dealers located in our newer markets. This business is strategically aligned with our core retail banking business.

The PNC Financial Services Group, Inc. – Form 10-Q 23

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 20: Auto Loan Statistics

	March 31, 2025	December 31, 2024
Weighted-average loan origination FICO score (a) (b)
Indirect auto	795	793
Direct auto	786	786
Weighted-average term of loan originations - in months (a)
Indirect auto	72	72
Direct auto	64	64
(a)Weighted-averages calculated for the twelve months ended March 31, 2025 and December 31, 2024, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 20. We offer both new and used auto financing to customers through our various channels. At March 31, 2025, the portfolio balance was composed of 43% new vehicle loans and 57% used vehicle loans. Comparable amounts at December 31, 2024 were 43% and 57%, respectively.

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

Nonperforming Assets and Loan Delinquencies
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent full collection of contractual principal and interest is not probable. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. See Note 1 Accounting Policies in our 2024 Form 10-K for details on our nonaccrual policies.

The following table presents a summary of nonperforming assets by major category:

Table 21: Nonperforming Assets by Type

	March 31, 2025	December 31, 2024	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,467	$1,462	$5	—%
Consumer (a)	825	864	(39)	(5)%
Total nonperforming loans	2,292	2,326	(34)	(1)%
OREO and foreclosed assets	32	31	1	3%
Total nonperforming assets	$2,324	$2,357	$(33)	(1)%
Nonperforming loans to total loans	0.72%	0.73%
Nonperforming assets to total loans, OREO and foreclosed assets	0.73%	0.74%
Nonperforming assets to total assets	0.42%	0.42%
Allowance for loan and lease losses to nonperforming loans	198%	193%
Allowance for credit losses to nonperforming loans (b)	228%	224%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides details on the change in nonperforming assets for the three months ended March 31, 2025 and 2024:

Table 22: Change in Nonperforming Assets

In millions	2025	2024
January 1	$2,357	$2,216
New nonperforming assets	477	616
Charge-offs and valuation adjustments	(135)	(133)
Principal activity, including paydowns and payoffs	(156)	(188)
Asset sales and transfers to loans held for sale	(77)	(16)
Returned to performing status	(142)	(80)
March 31	$2,324	$2,415

As of March 31, 2025, approximately 96% of total nonperforming loans were secured by collateral.

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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to address operating environment changes such as inflation levels, industry specific risks (including tariffs), interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes such as those that arose from the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers.
The following table presents a summary of accruing loans past due by delinquency status:
Table 23: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	March 31, 2025	December 31, 2024	Change		March 31, 2025	December 31, 2024
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$774	$697	$77	11%	0.24%	0.22%
Accruing loans past due 60 to 89 days	278	288	(10)	(3)%	0.09%	0.09%
Total early stage loan delinquencies	1,052	985	67	7%	0.33%	0.31%
Late stage loan delinquencies
Accruing loans past due 90 days or more	379	397	(18)	(5)%	0.12%	0.13%
Total accruing loans past due	$1,431	$1,382	$49	4%	0.45%	0.44%
(a)Past due loan amounts include government insured or guaranteed loans of $0.3 billion at March 31, 2025 and $0.4 billion at December 31, 2024.

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
The PNC Financial Services Group, Inc. – Form 10-Q 25

characteristics and assessments of the remaining estimated contractual term as of the balance sheet date. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments.

See Note 1 Accounting Policies and the Credit Risk Management section in our 2024 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of March 31, 2025.

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	March 31, 2025			December 31, 2024
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,704	$180,537	0.94%	$1,605	$175,790	0.91%
Commercial real estate	1,433	32,307	4.44%	1,483	33,619	4.41%
Equipment lease financing	68	6,732	1.01%	60	6,755	0.89%
Total commercial	3,205	219,576	1.46%	3,148	216,164	1.46%
Consumer
Residential real estate	43	45,890	0.09%	37	46,415	0.08%
Home equity	286	25,846	1.11%	266	25,991	1.02%
Automobile	167	15,324	1.09%	160	15,355	1.04%
Credit card	621	6,550	9.48%	664	6,879	9.65%
Education	48	1,597	3.01%	48	1,636	2.93%
Other consumer	174	4,067	4.28%	163	4,027	4.05%
Total consumer	1,339	99,274	1.35%	1,338	100,303	1.33%
Total	4,544	$318,850	1.43%	4,486	$316,467	1.42%
Allowance for unfunded lending related commitments	674			719
Allowance for credit losses	$5,218			$5,205
Allowance for credit losses to total loans			1.64%			1.64%
Commercial			1.70%			1.72%
Consumer			1.50%			1.47%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $91 million and $114 million at March 31, 2025 and December 31, 2024, respectively.

26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Three months ended March 31	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2025
Commercial
Commercial and industrial	$103	$35	$68	0.16%
Commercial real estate	18	5	13	0.16%
Equipment lease financing	10	7	3	0.18%
Total commercial	131	47	84	0.16%
Consumer
Residential real estate	2	2	—	—%
Home equity	9	8	1	0.02%
Automobile	35	23	12	0.32%
Credit card	90	15	75	4.63%
Education	5	2	3	0.74%
Other consumer	40	10	30	2.99%
Total consumer	181	60	121	0.49%
Total	$312	$107	$205	0.26%
2024
Commercial
Commercial and industrial	$84	$19	$65	0.15%
Commercial real estate	56	2	54	0.61%
Equipment lease financing	8	2	6	0.37%
Total commercial	148	23	125	0.23%
Consumer
Residential real estate	1	3	(2)	(0.02)%
Home equity	10	9	1	0.02%
Automobile	32	25	7	0.19%
Credit card	92	15	77	4.46%
Education	4	2	2	0.42%
Other consumer	43	10	33	3.16%
Total consumer	182	64	118	0.47%
Total	$330	$87	$243	0.30%

Total net charge-offs decreased $38 million, or 16%, for the first three months of 2025 compared to the same period in 2024. The decrease in the comparison was primarily attributable to lower commercial real estate net charge-offs.

See Note 1 Accounting Policies in our 2024 Form 10-K and Note 3 Loans and Related Allowance for Credit Losses of this Report for additional information.
Liquidity and Capital Management
Our liquidity risk framework and related monitoring measures and tools, including internal liquidity stress testing as well as compliance with internal and regulatory limits and guidelines, are described in further detail in the Liquidity and Capital Management section of our 2024 Form 10-K.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the first quarter of 2025. Fluctuations in our LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. The NSFR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the first quarter of 2025.
The PNC Financial Services Group, Inc. – Form 10-Q 27

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2024 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits decreased to $422.9 billion at March 31, 2025 from $426.7 billion at December 31, 2024, primarily due to lower interest-bearing deposits. The decrease in interest-bearing deposits was driven by lower commercial balances and brokered time deposits, partially offset by higher consumer balances. As of March 31, 2025, uninsured deposits represented approximately 44% of our total deposit base, which is estimated based on the regulatory instructions in the Consolidated Reports of Condition and Income - FFIEC 031. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources section in the Consolidated Balance Sheet Review and the Business Segments Review of this Financial Review for additional information on our deposits and related strategies.
We may also obtain liquidity through various forms of funding, such as senior notes, subordinated debt, FHLB advances, securities sold under repurchase agreements, commercial paper and other short-term borrowings. See the Funding Sources section in the Consolidated Balance Sheet Review of this Financial Review and Note 7 Borrowed Funds included in this Report for additional information related to our borrowings.

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2025
January 1	$36.6
Issuances	2.7
Calls and maturities	(0.8)
Other	0.7
March 31	$39.2

Additionally, PNC maintains access to contingent funding sources that include unused borrowing capacity and certain liquid assets. PNC has a contingency funding plan designed to ensure that liquidity sources are sufficient to meet ongoing obligations and commitments, particularly in the event of liquidity stress. This plan is designed to examine and quantify the organization’s liquidity under various internal liquidity stress scenarios and is periodically tested to assess the plan’s reliability. Additionally, the plan provides the strategies for addressing liquidity needs and responsive actions we would consider during liquidity stress events, which could include the issuance of incremental debt, preferred stock, or additional deposit actions, including the issuance of brokered time deposits. The plan also addresses the governance, frequency of reporting and the responsibilities of key departments in the event of liquidity stress.

PNC defines our primary contingent liquidity sources as cash held at the FRB, investment securities and unused borrowing capacity at the FHLB and FRB. The following table summarizes our primary contingent liquidity sources at March 31, 2025 and December 31, 2024:
Table 27: Primary Contingent Liquidity Sources

In billions	March 31, 2025	December 31, 2024
Cash balance with Federal Reserve Bank	$31.9	$39.0
Available investment securities (a)	67.2	64.5
Unused borrowing capacity from FHLB (b)	51.8	51.0
Unused borrowing capacity from Federal Reserve Bank (c)	78.6	77.9
Total available contingent liquidity	$229.5	$232.4
(a)Represents the fair value of investment securities that can be used for pledging or to secure other sources of funding.
(b)At March 31, 2025, total FHLB borrowing capacity was $70.1 billion and total FHLB advances and letters of credit were $18.3 billion. Comparable amounts at December 31, 2024 were $73.3 billion and $22.3 billion, respectively.
(c)Total borrowing capacity with the FRB was $78.6 billion at March 31, 2025 and $77.9 billion at December 31, 2024. PNC had no outstanding borrowings with the FRB at March 31, 2025 and December 31, 2024.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At March 31, 2025, PNC Bank’s remaining capacity to issue under the program was $33.0 billion.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At March 31, 2025, there were no issuances outstanding under this program.

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

At March 31, 2025, available parent company liquidity totaled $27.4 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $6.1 billion at March 31, 2025. See Note 19 Regulatory Matters in our 2024 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At March 31, 2025, there were no issuances outstanding under this program.
The following table details Parent Company note issuances during the first quarter of 2025:

Table 28: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
January 29, 2025	$1.0 billion
$1.0 billion of senior fixed-to-floating rate notes with a maturity date of January 29, 2031. Interest is payable semi-annually in arrears at a fixed rate of 5.222% per annum, on January 29 and July 29 of each year, beginning on July 29, 2025. Beginning on January 29, 2030 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.072%, on April 29, 2030, July 29, 2030, October 29, 2030 and at the maturity date.

January 29, 2025	$1.75 billion
$1.75 billion of senior fixed-to-floating rate notes with a maturity date of January 29, 2036. Interest is payable semi-annually in arrears at a fixed rate of 5.575% per annum, on January 29 and July 29 of each year, beginning on July 29, 2025. Beginning on January 29, 2035 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.394%, on April 29, 2035, July 29, 2035, October 29, 2035 and at the maturity date.

Parent company senior and subordinated debt carrying value totaled $31.6 billion and $28.4 billion at March 31, 2025 and December 31, 2024, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 29

Contractual Obligations and Commitments
We enter into various contractual arrangements in in the normal course of business, certain of which require future payments on borrowed funds, time deposits, leases, pension and postretirement benefits and purchase obligations that could impact our liquidity and capital resources. See the Liquidity and Capital Management portion of the Risk Management section of our 2024 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 8 Commitments.

Credit Ratings
PNC’s credit ratings affect the cost and availability of short and long-term funding, collateral requirements for certain derivative instruments and the ability to offer certain products.

In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current legislative and regulatory environment, including implied government support. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition. For additional information on the potential impacts from a downgrade to our credit ratings, see Item 1A Risk Factors in our 2024 Form 10-K.
The following table presents credit ratings and outlook for PNC as of March 31, 2025:
Table 29: Credit Ratings and Outlook

March 31, 2025
	Moody’s		Standard & Poor’s (a)	Fitch
PNC
Senior debt	A3		A-	A
Subordinated debt	A3		BBB+	A-
Preferred stock	Baa2		BBB-	BBB
PNC Bank
Senior debt	A2		A	A+
Subordinated debt	A3	(b)	A-	A
Long-term deposits	Aa3		no rating	AA-
Short-term deposits	P-1		no rating	F1+
Short-term notes	P-1		A-1	F1
PNC
Agency rating outlook	Negative		Stable	Stable
(a)S&P does not provide depositor ratings. PNC Bank’s long term issuer rating is A and short term issuer rating is A-1.
(b)Moody’s upgraded PNC Bank’s subordinated debt rating to A2 as of April 10, 2025.

Capital Management
Detailed information on our capital management processes and activities is included in the Supervision and Regulation section of Item 1 of our 2024 Form 10-K.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases, and managing dividend policies and retaining earnings.

In the first quarter of 2025, PNC returned $0.8 billion of capital to shareholders, including $0.6 billion of dividends on common shares and $0.2 billion of common share repurchases. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 41% were still available for repurchase at March 31, 2025. Second quarter 2025 share repurchase activity is expected to increase as compared to recent quarterly average share repurchase levels. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2024 is the regulatory minimum of 2.5%.

On April 3, 2025 the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.60 per share to be paid on May 5, 2025 to shareholders of record at the close of business April 16, 2025.

30    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our Basel III capital balances and ratios:

Table 30: Basel III Capital

March 31, 2025
Dollars in millions	Basel III
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(4,160)
Retained earnings	60,051
Goodwill, net of associated deferred tax liabilities	(10,698)
Other disallowed intangibles, net of deferred tax liabilities	(216)
Other adjustments/(deductions)	(84)
Common equity Tier 1 capital (a)	$44,893
Additional Tier 1 capital
Preferred stock plus related surplus	5,751
Tier 1 capital	$50,644
Additional Tier 2 capital
Qualifying subordinated debt	2,215
Eligible credit reserves includable in Tier 2 capital	5,152
Total Basel III capital	$58,011
Risk-weighted assets
Basel III standardized approach risk-weighted assets (b)	$423,931
Average quarterly adjusted total assets	$548,955
Supplementary leverage exposure (c)	$665,576
Basel III risk-based capital and leverage ratios (d)
Common equity Tier 1	10.6%
Tier 1	11.9%
Total	13.7%
Leverage (e)	9.2%
Supplementary leverage ratio (c)	7.6%
(a)As permitted, PNC and PNC Bank have elected to exclude AOCI related to both available-for-sale securities and pension and other post-retirement plans from CET1 capital.
(b)Basel III standardized approach risk-weighted assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(c)The Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure, which takes into account the quarterly average of both on balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts.
(d)All ratios are calculated using the regulatory capital methodology applicable to PNC and calculated based on the standardized approach.
(e)The leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

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
In the first quarter of 2025, CECL is fully reflected in regulatory capital. See additional discussion of the CECL transition provision in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2024 Form 10-K.
At March 31, 2025, PNC and PNC Bank were considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our March 31, 2025 capital levels were aligned with them.

The PNC Financial Services Group, Inc. – Form 10-Q 31

We provide additional information regarding regulatory capital requirements and some of their potential impacts, including the proposed rules to adjust the Basel III framework, in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 19 Regulatory Matters in our 2024 Form 10-K.

Market Risk Management
See the Market Risk Management portion of the Risk Management section in our 2024 Form 10-K for additional discussion regarding market risk.

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
NII sensitivity results for the first quarters of 2025 and 2024 follow:

Table 31: Net Interest Income Sensitivity Analysis

	First Quarter 2025	First Quarter 2024
Net Interest Income Sensitivity Simulation (a)
Effect on NII in first year from shocked interest rate:
200 basis point instantaneous increase	—%	(0.2)%
200 basis point instantaneous decrease	(1.2)%	(0.2)%
(a)The effect on NII in the first year from a 100 basis point instantaneous increase or decrease is not materially different from the 200 basis point scenarios as disclosed above.
When forecasting NII, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. As of the first quarter 2025, the projected balance sheet composition by the end of year one is generally consistent with the spot composition at March 31, 2025.
Balance Sheet Forecast: Our balance sheet forecast is based on various assumptions that include key interest rate risk aspects such as loan and deposit growth, as well as mix, and is consistent with our guidance.

Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate. PNC’s cumulative deposit beta was 51% through March 2025. We define deposit beta as the change in deposit rate paid on total interest-bearing deposits divided by the change in the upper level of the average stated Federal Funds rate range since August 2024, the start of the current easing rate cycle. For rate sensitivity purposes, PNC assumes the cumulative deposit beta will decrease modestly from the current level. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as well as other factors. The dynamic beta assumptions reflect historical experience as well as future expectations, and are periodically updated to reflect the current view of future expectations. Actual deposit rates paid may differ from modeled projections due to variables such as competition for deposits and customer behavior.

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

Impact of Derivatives: As part of our risk management strategy, PNC uses interest rate derivatives, some of which are forward starting, to hedge floating rate commercial loans. PNC had $58.6 billion in active and forward starting receive fix / pay float swaps as of March 31, 2025, with a weighted average duration of 2.5 years and an average fixed rate of 3.68%. As of March 31, 2025, PNC also had collars in place, reflecting $12.5 billion of caps and $12.5 billion of floors, that are used to hedge these commercial loans. Additionally, PNC utilizes receive fix / pay float swaps to hedge fixed rate debt and deposits, as well as pay fix / receive float swaps to

32    The PNC Financial Services Group, Inc. – Form 10-Q

hedge the investment securities portfolio. See Note 12 Financial Derivatives for additional information on how we use derivatives to hedge these financial instruments.

Compared to the first quarter of 2024, there have been no material changes to our NII sensitivity assumptions, including data sources that drive assumptions setting.
EVE sensitivity results for the first quarters of 2025 and 2024 follow:
Table 32: Economic Value of Equity Sensitivity Analysis

	First Quarter 2025	First Quarter 2024
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(2.2)%	(5.7)%
200 basis point instantaneous decrease	(2.9)%	(1.6)%

EVE measures the present value of all projected future cash flows associated with a point-in-time balance sheet and does not include projected new volume. EVE sensitivity to interest rate changes is a complementary metric to NII sensitivity analysis and represents an estimation of long-term interest rate risk. PNC calculates its EVE sensitivity by measuring the changes in the economic value of assets, liabilities and off-balance sheet instruments in response to an instantaneous +/-200 bps parallel shift in interest rates. Similar to the NII sensitivity analysis, we incorporate dynamic deposit repricing and loan prepayment assumptions. Directionally, higher deposit beta assumptions result in increasing liability sensitivity whereas lower deposit betas increase asset sensitivity. Conceptually similar, higher loan prepayment assumptions cause an increase in asset sensitivity and lower prepayments result in an increase in liability sensitivity. These behavioral modeling assumptions are largely consistent between the EVE and NII sensitivity analyses, and also share the same starting balance sheet position as of March 31, 2025. Deposit attrition is also a significant contributor to EVE sensitivity. Deposit attrition is projected based on a dynamic model developed using long-term historical deposit behavior in addition to management assumptions. PNC performs various sensitivity analyses to understand the impact of faster and slower deposit attrition, loan prepayments and deposit betas on our risk metrics, with the results reported to ALCO.

In the first quarter of 2025, PNC introduced a new deposit runoff model for EVE. Relative to the legacy model, the new deposit model uses an improved functional form for capturing rate sensitivity and also takes into account more recent deposit behavioral data.

As a result of the introduction of the new deposit model, PNC's estimated balance sheet duration decreased, becoming more neutral. The model change results in our estimated EVE having more symmetrical exposure to +200 bps and -200 bps shocks, as compared to the prior model which resulted in our balance sheet facing greater exposure to +200 bps rate shock and minimal exposure to a -200 bps rate shock.

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

We use VaR as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. VaR is computed with positions and market risk factors updated daily to ensure each portfolio is operating within its acceptable limits. See the Market Risk Management – Customer-Related Trading Risk section of our 2024 Form 10-K for more information on our models used to calculate VaR and our backtesting process.

Customer-related trading revenue was $34 million for the three months ended March 31, 2025, compared to $16 million for the same period in 2024, and is recorded in Capital markets and advisory noninterest income and Other interest income on our Consolidated Income Statement. The increase was primarily due to higher derivative customer-related trading revenue, partially offset by lower securities customer-related trading revenue.
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
The PNC Financial Services Group, Inc. – Form 10-Q 33

A summary of our equity investments follows:
Table 33: Equity Investments Summary

	March 31, 2025	December 31, 2024	Change
Dollars in millions			$	%
Tax credit investments	$4,981	$5,066	$(85)	(2)%
Private equity and other	4,467	4,534	(67)	(1)%
Total	$9,448	$9,600	$(152)	(2)%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.9 billion at both March 31, 2025 and December 31, 2024. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.
Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2024 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.4 billion and $2.3 billion at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, $2.2 billion was invested directly in a variety of companies, and $0.2 billion was invested indirectly through various private equity funds.

PNC owns Visa Class B-2 common shares which were previously converted from Visa Class B-1 common shares as a result of the Visa exchange program in 2024. The Visa Class B-2 common shares, which are included in our other equity investments at cost, remain subject to the same restrictions that were imposed on the Visa Class B-1 common shares. Participation in the exchange required PNC to agree to a make-whole agreement that subjects PNC to the same indemnity obligations to Visa as prior to participation in the exchange program.

The Visa Class B-2 common shares that we own are transferable only under limited circumstances until either the resolution of the pending interchange litigation or Visa launches another exchange program allowing PNC to convert a portion of its Visa Class B-2 common shares into freely transferable Visa Class C common shares. At March 31, 2025, the estimated value of our total investment in the Visa Class B-2 common shares was approximately $0.9 billion, while our cost basis was insignificant. The estimated value does not represent fair value of the Visa Class B-2 common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace. See Note 14 Fair Value and Note 20 Legal Proceedings in our 2024 Form 10-K for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net losses related to these investments were $4 million and $6 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 14 Fair Value and Note 15 Financial Derivatives in our 2024 Form 10-K and in Note 11 Fair Value and Note 12 Financial Derivatives in this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

34    The PNC Financial Services Group, Inc. – Form 10-Q

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
The following tables show PNC’s average consolidated balance sheet results and analysis of net interest income:
Table 34: Average Consolidated Balance Sheet and Net Interest Analysis (a) (b) (c)

	Three months ended March 31
	2025			2024
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$33,793	$311	3.68%	$30,989	$233	3.00%
Commercial mortgage-backed	2,899	21	2.92%	2,622	20	2.99%
Asset-backed	2,322	32	5.46%	1,414	21	6.02%
U.S. Treasury and government agencies	24,382	274	4.50%	8,199	55	2.67%
Other	2,284	16	2.73%	2,776	18	2.63%
Total securities available-for-sale	65,680	654	3.98%	46,000	347	3.01%
Securities held-to-maturity
Residential mortgage-backed	40,045	284	2.84%	42,633	295	2.77%
Commercial mortgage-backed	1,687	20	4.70%	2,252	31	5.46%
Asset-backed	3,158	31	3.97%	5,627	63	4.49%
U.S. Treasury and government agencies	28,931	108	1.49%	35,860	117	1.31%
Other	2,680	32	4.69%	3,062	35	4.52%
Total securities held-to-maturity	76,501	475	2.48%	89,434	541	2.42%
Total investment securities	142,181	1,129	3.17%	135,434	888	2.62%
Loans
Commercial and industrial	177,333	2,543	5.74%	177,258	2,771	6.18%
Commercial real estate	33,067	490	5.94%	35,522	599	6.67%
Equipment lease financing	6,692	85	5.05%	6,468	84	5.17%
Consumer	53,421	941	7.14%	53,933	961	7.16%
Residential real estate	46,111	436	3.78%	47,428	433	3.65%
Total loans	316,624	4,495	5.70%	320,609	4,848	6.01%
Interest-earning deposits with banks	34,614	381	4.42%	48,250	660	5.47%
Other interest-earning assets	10,147	153	6.02%	8,002	138	6.92%
Total interest-earning assets/interest income	503,566	6,158	4.90%	512,295	6,534	5.08%
Noninterest-earning assets	52,811			50,553
Total assets	$556,377			$562,848
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$73,063	539	2.99%	$67,838	582	3.45%
Demand	125,046	577	1.87%	122,748	690	2.26%
Savings	97,409	393	1.64%	97,719	439	1.81%
Time deposits	32,763	299	3.69%	32,975	366	4.44%
Total interest-bearing deposits	328,281	1,808	2.23%	321,280	2,077	2.60%
Borrowed funds
Federal Home Loan Bank advances	19,703	233	4.73%	37,717	539	5.65%
Senior debt	34,933	493	5.64%	28,475	474	6.59%
Subordinated debt	4,320	59	5.54%	5,082	85	6.64%
Other	5,549	61	4.38%	4,316	61	5.59%
Total borrowed funds	64,505	846	5.25%	75,590	1,159	6.07%
Total interest-bearing liabilities/interest expense	392,786	2,654	2.72%	396,870	3,236	3.24%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	92,367			98,875
Accrued expenses and other liabilities	16,214			16,404
Equity	55,010			50,699
Total liabilities and equity	$556,377			$562,848
Interest rate spread			2.18%			1.84%
Impact of noninterest-bearing sources			0.60			0.73
Net interest income/margin		$3,504	2.78%		$3,298	2.57%

The PNC Financial Services Group, Inc. – Form 10-Q 35

(Continued from previous page)	Three months ended December 31
	2024
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$32,865	$297	3.60%
Commercial mortgage-backed	2,867	22	3.11%
Asset-backed	2,344	33	5.77%
U.S. Treasury and government agencies	23,086	280	4.75%
Other	2,445	16	2.69%
Total securities available-for-sale	63,607	648	4.04%
Securities held-to-maturity
Residential mortgage-backed	40,833	289	2.83%
Commercial mortgage-backed	1,880	24	5.05%
Asset-backed	3,720	40	4.31%
U.S. Treasury and government agencies	31,049	113	1.46%
Other	2,774	33	4.69%
Total securities held-to-maturity	80,256	499	2.48%
Total investment securities	143,863	1,147	3.17%
Loans
Commercial and industrial	177,433	2,691	5.94%
Commercial real estate	34,476	549	6.24%
Equipment lease financing	6,737	93	5.43%
Consumer	53,735	985	7.29%
Residential real estate	46,677	438	3.75%
Total loans	319,058	4,756	5.87%
Interest-earning deposits with banks	37,929	461	4.86%
Other interest-earning assets	10,337	160	6.17%
Total interest-earning assets/interest income	511,187	6,524	5.04%
Noninterest-earning assets	52,911
Total assets	$564,098
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$73,219	584	3.18%
Demand	124,294	641	2.05%
Savings	95,957	410	1.70%
Time deposits	35,656	375	4.15%
Total interest-bearing deposits	329,126	2,010	2.43%
Borrowed funds
Federal Home Loan Bank advances	24,014	310	5.06%
Senior debt	32,572	510	6.12%
Subordinated debt	4,324	66	6.10%
Other	6,259	75	4.70%
Total borrowed funds	67,169	961	5.61%
Total interest-bearing liabilities/interest expense	396,295	2,971	2.95%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	96,136
Accrued expenses and other liabilities	17,068
Equity	54,599
Total liabilities and equity	$564,098
Interest rate spread			2.09%
Impact of noninterest-bearing sources			0.66
Net interest income/margin		$3,553	2.75%

36    The PNC Financial Services Group, Inc. – Form 10-Q

(a)Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Fair value adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value and unsettled activity, which are included in noninterest-earning assets). Average balances for certain loans and borrowed funds accounted for at fair value are included in noninterest-earning assets and noninterest-bearing liabilities, with changes in fair value recorded in Noninterest income.
(b)Loan fees for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024 were $43 million, $50 million and $47 million, respectively.
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
Table 35: Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) (a)

	Three months ended
In millions	March 31, 2025	December 31, 2024	March 31, 2024
Net interest income (GAAP)	$3,476	$3,523	$3,264
Taxable-equivalent adjustments	28	30	34
Net interest income (non-GAAP)	$3,504	$3,553	$3,298
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

RECENT REGULATORY DEVELOPMENTS

Community Reinvestment Act
In March 2025, the federal banking agencies announced, in light of recent litigation, their intent to issue a proposal to rescind the CRA final rule issued in October 2023. Implementation of the new rule would have imposed additional costs and would have impacted how PNC’s CRA performance was assessed going forward. The proposal also would reinstate the CRA framework that existed prior to the 2023 final rule, which currently remains in effect.

Congressional Review Act
In March and April 2025, the U.S. Senate and the House of Representatives, respectively, passed a Congressional Review Act resolution overturning the Consumer Financial Protection Bureau’s December 2024 final rule that would have restricted overdraft fees for certain insured depository institutions, including PNC Bank (the “CFPB Overdraft Rule”). The CFPB Overdraft Rule requires covered financial institutions either to charge no more than $5 for consumer overdraft fees or adopt one of two alternatives: (i) apply protections to overdraft programs similar to those that apply to credit cards or (ii) charge an overdraft fee amount that is no more than the cost of providing consumers with overdraft protection, as calculated according to parameters set by the CFPB. If finalized as law, the Congressional Review Act resolution would prevent the CFPB Overdraft Rule from taking effect and prohibit the CFPB from issuing a substantially similar rule in the future.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in our 2024 Form 10-K describes the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions, and such variations may significantly affect our reported results and financial position for the period or in future periods. The policies and judgments related to residential and commercial MSRs and Level 3 fair value measurements are described in Critical Accounting Estimates and Judgments in our 2024 Form 10-K. The following details the critical estimates and judgments around the ACL:
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
The PNC Financial Services Group, Inc. – Form 10-Q 37

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

We also incorporate qualitative factors in the ACL that reflect our best estimate of expected losses that may not be adequately represented in our quantitative methods or economic assumptions, as discussed below and in the Allowance for Credit Losses section of Note 1 Accounting Policies in our 2024 Form 10-K.

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

Our methodologies and key assumptions are further discussed in Note 1 Accounting Policies in our 2024 Form 10-K.

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

The scenarios used for the period ended March 31, 2025 consider, among other factors, ongoing inflationary pressures and the corresponding tightness of monetary policy and credit availability. Given these factors, growth is expected to slow from current levels in the coming quarters. While recession risks remain elevated, our most-likely expectation at March 31, 2025 is that the U.S. economy avoids a recession. We believe the economic scenarios effectively reflect the distribution of potential economic outcomes.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at March 31, 2025 and December 31, 2024:

Table 36: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of March 31, 2025
	2025	2026	2027
U.S. real GDP (a)	0.8%	1.8%	2.1%
U.S. unemployment rate (b)	4.7%	4.9%	4.4%
	Assumptions as of December 31, 2024
	2025	2026	2027
U.S. real GDP (a)	0.7%	2.2%	2.2%
U.S. unemployment rate (b)	4.8%	4.7%	4.4%
(a)Represents year-over-year growth rates.
38    The PNC Financial Services Group, Inc. – Form 10-Q

(b)Represents quarterly average rate at December 31, 2025, 2026 and 2027, respectively.

Real GDP growth is expected to end 2025 at 0.8% on a weighted average basis, similar to the 0.7% assumed at December 31, 2024. Growth then rebounds to near 2%, where real GDP remains relatively stable through 2026 and 2027. The weighted-average unemployment rate is expected to end 2025 at 4.7%, also similar to the level assumed at December 31, 2024. The weighted-average unemployment rate is then expected to increase moderately, peaking at 5% in the third quarter of 2026, before decreasing to 4.4% by the end of 2027.

Qualitative Component
As further discussed in the Allowance for Credit Losses section of Note 1 Accounting Policies in our 2024 Form 10-K, we incorporate qualitative reserves in the ACL through detailed analysis to reflect our best estimate of expected losses that may not be adequately represented in our quantitative methods or economic assumptions. Qualitative factors may include, but are not limited to, inherent forecasting limitations, model imprecision, timing of available information, and/or emerging and ongoing credit risks. At March 31, 2025, the qualitative framework considers PNC’s view of the current state of the economy, which continues to reflect uncertainty due to the fundamental change in office demand, tariff-driven pressures, interest rate movements and housing affordability. Our most significant qualitative factor was related to the office portfolio of the commercial real estate loan class.

See the following for additional information related to our ACL:
•Allowance for Credit Losses in the Credit Risk Management section of this Financial Review,
•Note 2 Investment Securities and Note 3 Loans and Related Allowance for Credit Losses in this Report, and
•Note 1 Accounting Policies in our 2024 Form 10-K.

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
• Requires public business entities to disclose, in the notes to financial statements and on an annual and interim basis, specified information about certain costs and expenses (including, if relevant: employee compensation, depreciation, and intangible asset amortization).
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
• We expect to provide the disaggregated income statement expense disclosures in accordance with this ASU.

The PNC Financial Services Group, Inc. – Form 10-Q 39

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2025, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2025, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
–The economic fundamentals remain solid in the spring of 2025. The labor market remains strong, and job and income gains have supported consumer spending growth in early 2025. However, downside risks have materially increased with recent substantial changes to U.S. tariffs and corresponding policy changes by U.S. trading partners.
–PNC’s baseline forecast remains for continued expansion, but slower economic growth in 2025 than in 2024. High interest rates remain a drag on the economy, consumer spending growth will slow to a pace more consistent with household income growth, and government’s contribution to economic growth will be smaller.
–The baseline forecast is for real GDP growth of less than 1% in 2025 and between 1% and 2% in 2026, with the unemployment rate increasing to around 5% over the next year. However, the recent turbulence in trade policy indicates that growth may be significantly weaker than in this forecast and the unemployment rate higher. It remains to be seen the extent that policies will be implemented or persist. If implemented as proposed, higher prices will weigh on consumers and businesses, and retaliatory policy changes will weigh on U.S. exports. The large decline in equity prices will also be a drag on consumer spending. The longer the ongoing trade dispute persists, the greater the likelihood of near-term recession.
–The baseline forecast is for four federal funds rate cuts of 25 basis points each in 2025, starting in July. This would take the federal funds rate to a range between 3.25% and 3.50% at the end of 2025. High inflation could mean less monetary easing than in the forecast, but if the economy enters recession the Federal Reserve could cut the federal
40    The PNC Financial Services Group, Inc. – Form 10-Q

funds rate more aggressively this year.
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
We provide greater detail regarding these as well as other factors in our 2024 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q 41

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended March 31
In millions, except per share data	2025	2024
Interest Income
Loans	$4,472	$4,819
Investment securities	1,124	883
Other	534	798
Total interest income	6,130	6,500
Interest Expense
Deposits	1,808	2,077
Borrowed funds	846	1,159
Total interest expense	2,654	3,236
Net interest income	3,476	3,264
Noninterest Income
Asset management and brokerage	391	364
Capital markets and advisory	306	259
Card and cash management	692	671
Lending and deposit services	316	305
Residential and commercial mortgage	134	147
Other	137	135
Total noninterest income	1,976	1,881
Total revenue	5,452	5,145
Provision For Credit Losses	219	155
Noninterest Expense
Personnel	1,890	1,794
Occupancy	245	244
Equipment	384	341
Marketing	85	64
Other	783	891
Total noninterest expense	3,387	3,334
Income before income taxes and noncontrolling interests	1,846	1,656
Income taxes	347	312
Net income	1,499	1,344
Less: Net income attributable to noncontrolling interests	18	14
Preferred stock dividends	71	81
Preferred stock discount accretion and redemptions	2	2
Net income attributable to common shareholders	$1,408	$1,247
Earnings Per Common Share
Basic	$3.52	$3.10
Diluted	$3.51	$3.10
Average Common Shares Outstanding
Basic	398	400
Diluted	398	400
See accompanying Notes to Consolidated Financial Statements.
42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2025	2024
Net income	$1,499	$1,344
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	929	(179)
Net change in cash flow hedge derivatives	825	(250)
Pension and other postretirement benefit plan adjustments	(2)	(2)
Net change in Other	(1)	(2)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	1,751	(433)
Income tax benefit (expense) related to items of other comprehensive income	(423)	103
Other comprehensive income (loss), after tax and net of reclassifications into Net income	1,328	(330)
Comprehensive income	2,827	1,014
Less: Comprehensive income attributable to noncontrolling interests	18	14
Comprehensive income attributable to PNC	$2,809	$1,000
See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	March 31 2025	December 31 2024
In millions, except par value
Assets
Cash and due from banks	$6,102	$6,904
Interest-earning deposits with banks	32,298	39,347
Loans held for sale (a)	1,236	850
Investment securities – available-for-sale	63,318	62,039
Investment securities – held-to-maturity	74,457	77,693
Loans (a)	318,850	316,467
Allowance for loan and lease losses	(4,544)	(4,486)
Net loans	314,306	311,981
Equity investments	9,448	9,600
Mortgage servicing rights	3,564	3,711
Goodwill	10,932	10,932
Other (a)	39,061	36,981
Total assets	$554,722	$560,038
Liabilities
Deposits
Noninterest-bearing	$92,369	$92,641
Interest-bearing (b)	330,546	334,097
Total deposits	422,915	426,738
Borrowed funds
Federal Home Loan Bank advances	18,000	22,000
Senior debt	34,987	32,497
Subordinated debt	4,163	4,104
Other (b)	3,572	3,072
Total borrowed funds	60,722	61,673
Allowance for unfunded lending related commitments	674	719
Accrued expenses and other liabilities (b)	13,960	16,439
Total liabilities	498,271	505,569
Equity
Preferred stock (c)	—	—
Common stock ($5 par value, Authorized 800,000,000 shares, issued 543,310,646 and 543,310,646 shares)	2,717	2,717
Capital surplus	18,731	18,710
Retained earnings	60,051	59,282
Accumulated other comprehensive income (loss)	(5,237)	(6,565)
Common stock held in treasury at cost: 147,519,772 and 147,373,633 shares	(19,857)	(19,719)
Total shareholders’ equity	56,405	54,425
Noncontrolling interests	46	44
Total equity	56,451	54,469
Total liabilities and equity	$554,722	$560,038
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.0 billion, Loans held for investment of $1.1 billion and Other assets of $0.1 billion at March 31, 2025. Comparable amounts at December 31, 2024 were $0.8 billion, $1.2 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Interest-bearing deposits of $1.2 billion, Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at March 31, 2025. Comparable amounts at December 31, 2024 were $0, less than $0.1 billion and $0.1 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.
44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2025	2024
Operating Activities
Net income	$1,499	$1,344
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	219	155
Depreciation, amortization and accretion	90	37
Deferred income taxes (benefit)	(47)	(44)
Changes in fair value of mortgage servicing rights	191	(43)
Net change in
Trading securities and other short-term investments	(1,495)	434
Loans held for sale and related securitization activity	(297)	11
Other assets	964	(300)
Accrued expenses and other liabilities	(1,611)	(263)
Other operating activities, net	(22)	427
Net cash provided (used) by operating activities	$(509)	$1,758
Investing Activities
Sales
Securities available-for-sale	$1,241	$(63)
Loans	143	96
Repayments/maturities
Securities available-for-sale	1,671	1,056
Securities held-to-maturity	3,480	2,883
Purchases
Securities available-for-sale	(4,098)	(1,766)
Securities held-to-maturity	(31)	(56)
Loans	(403)	(279)
Net change in
Federal funds sold and resale agreements	(445)	(4)
Loans	(2,393)	1,667
Other investing activities, net	(145)	(91)
Net cash provided (used) by investing activities	$(980)	$3,443
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Three months ended March 31
	2025	2024
Financing Activities
Net change in
Noninterest-bearing deposits	$(272)	$(3,260)
Interest-bearing deposits	(3,551)	7,430
Federal funds purchased and repurchase agreements	(3)	(167)
Other borrowed funds	419	95
Sales/issuances
Senior debt	2,742	2,490
Other borrowed funds	—	181
Common and treasury stock	25	24
Repayments/maturities
Federal Home Loan Bank advances	(4,000)	(1,000)
Senior debt	(750)	(1,050)
Other borrowed funds	—	(196)
Acquisition of treasury stock	(262)	(223)
Preferred stock cash dividends paid	(71)	(81)
Common stock cash dividends paid	(639)	(624)
Net cash provided (used) by financing activities	$(6,362)	$3,619
Net Increase (Decrease) In Cash, Cash Equivalents And Restricted Cash (a)	$(7,851)	$8,820
Cash, cash equivalents and restricted cash at beginning of period	46,251	50,725
Cash, cash equivalents and restricted cash at end of period	$38,400	$59,545
Cash, Cash Equivalents And Restricted Cash
Cash and cash equivalents at end of period (unrestricted cash)	$37,408	$58,611
Restricted cash	992	934
Cash, cash equivalents and restricted cash at end of period	$38,400	$59,545
Supplemental Disclosures
Interest paid	$2,706	$2,861
Income taxes paid	$77	$35
Income taxes refunded	$1	$6
Leased assets obtained in exchange for new operating lease liabilities	$73	$75
Non-cash Investing And Financing Items
Transfer from loans to loans held for sale, net	$90	$8
Transfer from loans to foreclosed assets	$12	$13
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

We have businesses engaged in retail banking, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located coast-to-coast. We also have strategic international offices in four countries outside the U.S.
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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2024 Form 10-K. Reference is made to Note 1 Accounting Policies in our 2024 Form 10-K for a detailed description of significant accounting policies. These interim consolidated financial statements serve to update our 2024 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements.

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

Effective for the second quarter of 2024, we updated our policy to classify Interest-earning deposits with banks as Cash and cash equivalents on the Consolidated Statement of Cash Flows when reconciling Cash and due from banks and restricted cash. We believe this presentation enhances the usefulness of financial reporting because management views these funds as a source of liquidity for future transactions, while enhancing comparability to align with industry practice. There is no impact to our Consolidated Income Statement (including earnings per share), Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, or Consolidated Statement of Changes in Equity. All periods presented herein reflect this change.

The PNC Financial Services Group, Inc. – Form 10-Q 47

To reflect the change in accounting policy, we adjusted the Consolidated Statement of Cash Flows for the three months ended March 31, 2024. This included an adjustment of $9.8 billion from Net cash provided (used) by investing activities to Net increase (decrease) in cash, cash equivalents and restricted cash at end of period. The $9.8 billion was previously reported in Net change in Interest-earning deposits with banks. Additionally, we included $43.8 billion of Interest-earning deposits with banks in Cash, cash equivalents and restricted cash at beginning of period, and $53.6 billion of Interest-earning deposits with banks in Cash, cash equivalents and restricted cash at end of period.

Recently Adopted Accounting Standards
See Note 1 Accounting Policies in our 2024 Form 10-K for recently adopted accounting standards. We did not adopt any new accounting standards during the first three months of 2025.

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available-for-sale and held-to-maturity portfolios by major security type:
Table 37: Investment Securities Summary (a) (b)

	March 31, 2025				December 31, 2024
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury and government agencies	$24,754	$103	$(353)	$24,504	$23,962	$25	$(436)	$23,551
Residential mortgage-backed
Agency	33,157	69	(2,512)	30,714	33,589	28	(2,991)	30,626
Non-agency	489	111	(4)	596	504	105	(6)	603
Commercial mortgage-backed
Agency	2,548	5	(100)	2,453	2,077	1	(133)	1,945
Non-agency	613	—	(10)	603	706	—	(15)	691
Asset-backed	2,289	42	(1)	2,330	2,353	42	(3)	2,392
Other	2,174	42	(98)	2,118	2,307	42	(118)	2,231
Total securities available-for-sale	$66,024	$372	$(3,078)	$63,318	$65,498	$243	$(3,702)	$62,039
Securities Held-to-Maturity
U.S. Treasury and government agencies	$27,789	$15	$(619)	$27,185	$29,420	$—	$(896)	$28,524
Residential mortgage-backed
Agency	39,378	65	(2,960)	36,483	40,171	16	(3,696)	36,491
Non-agency	236	—	(16)	220	240	—	(21)	219
Commercial mortgage-backed
Agency	922	8	(15)	915	955	3	(28)	930
Non-agency	644	4	(3)	645	836	3	(7)	832
Asset-backed	2,926	39	(10)	2,955	3,380	37	(16)	3,401
Other	2,562	14	(53)	2,523	2,691	19	(49)	2,661
Total securities held-to-maturity (d)	$74,457	$145	$(3,676)	$70,926	$77,693	$78	$(4,713)	$73,058
(a) At March 31, 2025, the accrued interest associated with our held-to-maturity and available-for-sale portfolios totaled $204 million and $259 million, respectively. The comparable amounts at December 31, 2024 were $242 million and $328 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both March 31, 2025 and December 31, 2024.
(c) Amortized cost is presented net of allowance of $63 million for securities available-for-sale, primarily related to non-agency commercial mortgage-backed securities, and $5 million for securities held-to-maturity at March 31, 2025. The comparable amounts at December 31, 2024 were $86 million and $5 million, respectively.
(d) Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of the transfer. The amortized cost of held-to-maturity securities included net unrealized losses of $3.2 billion at March 31, 2025 related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2024 was $3.4 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available-for-sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held-to-maturity are carried at amortized cost, net of any allowance. Investment securities at March 31, 2025 included $335 million of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount at March 31, 2024 was $262 million of net unsettled purchases.
48    The PNC Financial Services Group, Inc. – Form 10-Q

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At March 31, 2025, the allowance for investment securities was $68 million and primarily related to non-agency commercial mortgage-backed securities in the available-for-sale portfolio. The comparable amount at December 31, 2024 was $91 million. See Note 1 Accounting Policies in our 2024 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At March 31, 2025, AOCI included pretax losses of $271 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 38 presents the gross unrealized losses and fair value of securities available-for-sale that do not have an associated allowance for investment securities at March 31, 2025 and December 31, 2024. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of March 31, 2025, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 38: Gross Unrealized Loss and Fair Value of Securities Available-for-Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2025
U.S. Treasury and government agencies	$(5)	$7,764	$(348)	$1,874	$(353)	$9,638
Residential mortgage-backed
Agency	(15)	2,659	(2,497)	19,358	(2,512)	22,017
Non-agency	—	—	(2)	33	(2)	33
Commercial mortgage-backed
Agency	(3)	290	(97)	1,391	(100)	1,681
Non-agency	—	—	(10)	499	(10)	499
Asset-backed	—	—	—	—	—	—
Other	(3)	62	(79)	1,626	(82)	1,688
Total securities available-for-sale	$(26)	$10,775	$(3,033)	$24,781	$(3,059)	$35,556
December 31, 2024
U.S. Treasury and government agencies	$(70)	$17,500	$(366)	$1,824	$(436)	$19,324
Residential mortgage-backed
Agency	(65)	6,163	(2,926)	19,595	(2,991)	25,758
Non-agency	—	—	(3)	41	(3)	41
Commercial mortgage-backed
Agency	(8)	501	(125)	1,388	(133)	1,889
Non-agency	—	—	(15)	559	(15)	559
Asset-backed	(2)	226	(1)	8	(3)	234
Other	(2)	99	(98)	1,734	(100)	1,833
Total securities available-for-sale	$(147)	$24,489	$(3,534)	$25,149	$(3,681)	$49,638

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 39: Gains (Losses) on Sales of Securities Available-for-Sale

Three months ended March 31 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2025	$2	$(4)	$(2)	$—
2024	$—	$—	$—	$—

The PNC Financial Services Group, Inc. – Form 10-Q 49

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2025:
Table 40: Contractual Maturity of Debt Securities

March 31, 2025 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available-for-Sale
U.S. Treasury and government agencies	$376	$10,961	$11,246	$2,171	$24,754
Residential mortgage-backed
Agency	3	310	3,502	29,342	33,157
Non-agency	—	—	47	442	489
Commercial mortgage-backed
Agency	60	1,422	151	915	2,548
Non-agency	—	100	82	431	613
Asset-backed	—	834	316	1,139	2,289
Other	233	1,590	216	135	2,174
Total securities available-for-sale at amortized cost	$672	$15,217	$15,560	$34,575	$66,024
Fair value	$670	$15,142	$15,374	$32,132	$63,318
Weighted-average yield, GAAP basis (a)	3.18%	3.68%	4.17%	3.82%	3.86%
Securities Held-to-Maturity
U.S. Treasury and government agencies	$9,187	$16,300	$1,447	$855	$27,789
Residential mortgage-backed
Agency	—	7	335	39,036	39,378
Non-agency	—	—	—	236	236
Commercial mortgage-backed
Agency	—	277	437	208	922
Non-agency	—	36	—	608	644
Asset-backed	8	776	1,164	978	2,926
Other	284	778	274	1,226	2,562
Total securities held-to-maturity at amortized cost	$9,479	$18,174	$3,657	$43,147	$74,457
Fair value	$9,411	$17,811	$3,538	$40,166	$70,926
Weighted-average yield, GAAP basis (a)	1.31%	1.78%	2.74%	2.92%	2.43%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 41: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31, 2025	December 31, 2024
Pledged to others	$67,334	$69,330
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,677	$1,231
Permitted amount repledged to others	$1,677	$1,231

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

50    The PNC Financial Services Group, Inc. – Form 10-Q

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
• Credit card
• Education
• Other consumer

See Note 1 Accounting Policies in our 2024 Form 10-K for additional information on our loan related policies.

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
We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to address operating environment changes such as inflation levels, industry specific risks (including tariffs), interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes such as those that arose from the pandemic. We offer loan modifications and collection programs to assist our customers, enhance support and mitigate losses.

The PNC Financial Services Group, Inc. – Form 10-Q 51

Table 42 presents the composition and delinquency status of our loan portfolio at March 31, 2025 and December 31, 2024. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.

Table 42: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
March 31, 2025
Commercial
Commercial and industrial	$179,616	$216	$34	$75	$325		$596	$—	$180,537
Commercial real estate	31,450	6	—	—	6		851	—	32,307
Equipment lease financing	6,660	41	11	—	52		20	—	6,732
Total commercial	217,726	263	45	75	383		1,467	—	219,576
Consumer
Residential real estate	44,767	287	132	183	602	(c)	287	234	45,890
Home equity	25,267	71	28	—	99		437	43	25,846
Automobile	15,142	73	19	7	99		83	—	15,324
Credit card	6,386	45	33	71	149		15	—	6,550
Education	1,522	25	14	36	75	(c)	—	—	1,597
Other consumer	4,040	10	7	7	24		3	—	4,067
Total consumer	97,124	511	233	304	1,048		825	277	99,274
Total	$314,850	$774	$278	$379	$1,431		$2,292	$277	$318,850
Percentage of total loans	98.74%	0.24%	0.09%	0.12%	0.45%		0.72%	0.09%	100.00%
December 31, 2024
Commercial
Commercial and industrial	$174,988	$159	$43	$72	$274		$528	$—	$175,790
Commercial real estate	32,657	25	18	—	43		919	—	33,619
Equipment lease financing	6,687	41	12	—	53		15	—	6,755
Total commercial	214,332	225	73	72	370		1,462	—	216,164
Consumer
Residential real estate	45,134	234	106	188	528	(c)	278	475	46,415
Home equity	25,351	71	26	—	97		482	61	25,991
Automobile	15,155	83	22	9	114		86	—	15,355
Credit card	6,696	49	38	81	168		15	—	6,879
Education	1,557	25	15	39	79	(c)	—	—	1,636
Other consumer	3,998	10	8	8	26		3	—	4,027
Total consumer	97,891	472	215	325	1,012		864	536	100,303
Total	$312,223	$697	$288	$397	$1,382		$2,326	$536	$316,467
Percentage of total loans	98.66%	0.22%	0.09%	0.13%	0.44%		0.73%	0.17%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.3 billion at both March 31, 2025 and December 31, 2024. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed residential real estate loans and education loans totaling $0.2 billion and $0.1 billion at March 31, 2025, respectively. Comparable amounts at December 31, 2024 were $0.3 billion and $0.1 billion, respectively.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.9 billion and $1.0 billion at March 31, 2025 and December 31, 2024, respectively.
(f)Collateral dependent loans totaled $1.6 billion at both March 31, 2025 and December 31, 2024.
At March 31, 2025, we pledged unpaid principal balances in the amounts of $44.5 billion of commercial and other loans to the FRB and $84.9 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2024 were $43.4 billion and $89.0 billion, respectively.
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is generally not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans; however, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally,
52    The PNC Financial Services Group, Inc. – Form 10-Q

certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies in our 2024 Form 10-K for additional information on our nonperforming loan and lease policies.
The following table presents our nonperforming assets as of March 31, 2025 and December 31, 2024:
Table 43: Nonperforming Assets

Dollars in millions	March 31, 2025	December 31, 2024
Nonperforming loans
Commercial	$1,467	$1,462
Consumer (a)	825	864
Total nonperforming loans (b)	2,292	2,326
OREO and foreclosed assets	32	31
Total nonperforming assets	$2,324	$2,357
Nonperforming loans to total loans	0.72%	0.73%
Nonperforming assets to total loans, OREO and foreclosed assets	0.73%	0.74%
Nonperforming assets to total assets	0.42%	0.42%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.6 billion at both March 31, 2025 and December 31, 2024. This primarily includes loans with a fair value of collateral that exceeds the amortized cost basis.

Additional Credit Quality Indicators by Loan Class

Commercial Loan Classes
See Note 3 Loans and Related Allowance for Credit Losses in our 2024 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.
The PNC Financial Services Group, Inc. – Form 10-Q 53

The following table presents credit quality indicators for our commercial loan classes:
Table 44: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
March 31, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$5,802		$20,332	$12,582	$16,501	$4,937	$14,766	$95,538	$441	$170,899
Criticized	147		726	722	1,577	541	669	5,184	72	9,638
Total commercial and industrial loans	5,949		21,058	13,304	18,078	5,478	15,435	100,722	513	180,537
Gross charge-offs (b)	5	(c)	17	32	5	1	2	40	1	103
Commercial real estate
Pass Rated	493		2,433	5,068	6,013	1,802	10,288	360	—	26,457
Criticized	—		219	682	2,292	422	2,207	28	—	5,850
Total commercial real estate loans	493		2,652	5,750	8,305	2,224	12,495	388	—	32,307
Gross charge-offs (b)	—		—	—	—	5	13	—	—	18
Equipment lease financing
Pass Rated	342		1,713	1,197	1,061	432	1,714	—	—	6,459
Criticized	7		60	75	70	30	31	—	—	273
Total equipment lease financing loans	349		1,773	1,272	1,131	462	1,745	—	—	6,732
Gross charge-offs (b)	—		2	2	3	2	1	—	—	10
Total commercial loans	$6,791		$25,483	$20,326	$27,514	$8,164	$29,675	$101,110	$513	$219,576
Total commercial gross charge-offs	$5		$19	$34	$8	$8	$16	$40	$1	$131

	Term Loans by Origination Year
December 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$22,145		$13,815	$17,043	$5,275	$4,594	$11,270	$91,389	$522	$166,053
Criticized	761		878	1,856	601	144	580	4,868	49	9,737
Total commercial and industrial loans	22,906		14,693	18,899	5,876	4,738	11,850	96,257	571	175,790
Gross charge-offs (b)	22	(c)	32	51	25	5	7	133	53	328
Commercial real estate
Pass Rated	2,331		5,575	6,875	2,232	1,220	9,685	423	—	28,341
Criticized	141		335	1,974	485	465	1,853	25	—	5,278
Total commercial real estate loans	2,472		5,910	8,849	2,717	1,685	11,538	448	—	33,619
Gross charge-offs (b)	28		5	—	2	1	322	—	—	358
Equipment lease financing
Pass Rated	1,814		1,264	1,112	478	478	1,305	—	—	6,451
Criticized	51		79	88	35	21	30	—	—	304
Total equipment lease financing loans	1,865		1,343	1,200	513	499	1,335	—	—	6,755
Gross charge-offs (b)	1		6	12	5	4	6	—	—	34
Total commercial loans	$27,243		$21,946	$28,948	$9,106	$6,922	$24,723	$96,705	$571	$216,164
Total commercial gross charge-offs	$51		$43	$63	$32	$10	$335	$133	$53	$720
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of March 31, 2025 and December 31, 2024.
(b)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(c)Includes charge-offs of deposit overdrafts.

Consumer Loan Classes
See Note 3 Loans and Related Allowance for Credit Losses in our 2024 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

54    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 45: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
March 31, 2025 In millions	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$—	$17	$65	$96	$61	$55	$—	$—	$294
Greater than or equal to 80% to 100%	140	441	495	868	552	273	—	—	2,769
Less than 80%	258	2,094	3,885	8,377	13,800	13,781	—	—	42,195
No LTV available	—	—	—	—	9	3	—	—	12
Government insured or guaranteed loans	—	2	18	24	18	558	—	—	620
Total residential real estate loans	$398	$2,554	$4,463	$9,365	$14,440	$14,670	$—	$—	$45,890
Updated FICO scores
Greater than or equal to 780	$203	$1,764	$3,079	$7,363	$11,440	$9,217	$—	$—	$33,066
720 to 779	163	660	829	1,447	2,133	2,577	—	—	7,809
660 to 719	26	113	289	427	596	1,096	—	—	2,547
Less than 660	6	15	116	96	170	807	—	—	1,210
No FICO score available	—	—	132	8	83	415	—	—	638
Government insured or guaranteed loans	—	2	18	24	18	558	—	—	620
Total residential real estate loans	$398	$2,554	$4,463	$9,365	$14,440	$14,670	$—	$—	$45,890
Gross charge-offs (a)	$—	$—	$—	$—	$1	$1	$—	$—	$2
Home equity (b)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$—	$1	$30	$381	$405	$817
Greater than or equal to 80% to 100%	—	—	—	—	4	58	1,125	1,612	2,799
Less than 80%	—	—	—	—	139	4,309	6,959	10,823	22,230
Total home equity loans	$—	$—	$—	$—	$144	$4,397	$8,465	$12,840	$25,846
Updated FICO scores
Greater than or equal to 780	$—	$—	$—	$—	$93	$2,769	$4,852	$6,168	$13,882
720 to 779	—	—	—	—	33	895	2,229	3,195	6,352
660 to 719	—	—	—	—	12	428	1,172	2,076	3,688
Less than 660	—	—	—	—	6	297	205	1,358	1,866
No FICO score available	—	—	—	—	—	8	7	43	58
Total home equity loans	$—	$—	$—	$—	$144	$4,397	$8,465	$12,840	$25,846
Gross charge-offs (a)	$—	$—	$—	$—	$—	$—	$4	$5	$9
The PNC Financial Services Group, Inc. – Form 10-Q 55

(Continued from previous page)	Term Loans by Origination Year
December 31, 2024 In millions	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$10	$55	$85	$52	$23	$32	$—	$—	$257
Greater than or equal to 80% to 100%	591	485	954	601	171	111	—	—	2,913
Less than 80%	2,043	4,039	8,450	13,958	6,084	8,039	—	—	42,613
No LTV available	—	—	—	9	—	3	—	—	12
Government insured or guaranteed loans	1	16	23	17	66	497	—	—	620
Total residential real estate loans	$2,645	$4,595	$9,512	$14,637	$6,344	$8,682	$—	$—	$46,415
Updated FICO scores
Greater than or equal to 780	$1,730	$3,264	$7,584	$11,723	$4,683	$4,858	$—	$—	$33,842
720 to 779	789	805	1,406	2,035	1,004	1,567	—	—	7,606
660 to 719	115	270	401	620	324	784	—	—	2,514
Less than 660	9	108	90	156	116	696	—	—	1,175
No FICO score available	1	132	8	86	151	280	—	—	658
Government insured or guaranteed loans	1	16	23	17	66	497	—	—	620
Total residential real estate loans	$2,645	$4,595	$9,512	$14,637	$6,344	$8,682	$—	$—	$46,415
Gross charge-offs (a)	$—	$—	$—	$1	$—	$2	$—	$—	$3
Home equity (b)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$1	$12	$17	$368	$372	$770
Greater than or equal to 80% to 100%	—	—	—	5	31	30	1,098	1,619	2,783
Less than 80%	—	—	—	141	1,670	2,807	6,907	10,913	22,438
Total home equity loans	$—	$—	$—	$147	$1,713	$2,854	$8,373	$12,904	$25,991
Updated FICO scores
Greater than or equal to 780	$—	$—	$—	$94	$1,145	$1,753	$4,720	$6,211	$13,923
720 to 779	—	—	—	34	352	572	2,251	3,274	6,483
660 to 719	—	—	—	14	151	289	1,193	2,085	3,732
Less than 660	—	—	—	5	63	234	202	1,290	1,794
No FICO score available	—	—	—	—	2	6	7	44	59
Total home equity loans	$—	$—	$—	$147	$1,713	$2,854	$8,373	$12,904	$25,991
Gross charge-offs (a)	$—	$—	$—	$—	$—	$1	$16	$19	$36
(a)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(b)Beginning January 1, 2022, new originations consist of only revolving home equity lines of credit.

56    The PNC Financial Services Group, Inc. – Form 10-Q

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 46: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
March 31, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$1,162		$2,663	$1,495	$936	$716	$260	$—	$—	$7,232
720 to 779	461		1,953	991	559	349	161	—	—	4,474
660 to 719	177		994	598	326	196	117	—	—	2,408
Less than 660	13		329	340	220	156	152	—	—	1,210
Total automobile loans	$1,813		$5,939	$3,424	$2,041	$1,417	$690	$—	$—	$15,324
Gross charge-offs (a)	$—		$8	$12	$6	$4	$5	$—	$—	$35
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,005	$1	$2,006
720 to 779	—		—	—	—	—	—	1,726	5	1,731
660 to 719	—		—	—	—	—	—	1,736	16	1,752
Less than 660	—		—	—	—	—	—	899	57	956
No FICO score available or required (b)	—		—	—	—	—	—	103	2	105
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,469	$81	$6,550
Gross charge-offs (a)	$—		$—	$—	$—	$—	$—	$79	$11	$90
Education
Updated FICO scores
Greater than or equal to 780	$1		$44	$53	$75	$36	$325	$—	$—	$534
720 to 779	5		29	36	36	18	127	—	—	251
660 to 719	5		11	13	14	6	49	—	—	98
Less than 660	1		2	3	3	1	20	—	—	30
No FICO score available or required (b)	4		7	5	3	1	1	—	—	21
Total loans using FICO credit metric	16		93	110	131	62	522	—	—	934
Other internal credit metrics	—		—	—	—	—	663	—	—	663
Total education loans	$16		$93	$110	$131	$62	$1,185	$—	$—	$1,597
Gross charge-offs (a)	$—		$—	$—	$—	$—	$5	$—	$—	$5
Other consumer
Updated FICO scores
Greater than or equal to 780	$57		$226	$104	$50	$15	$8	$34	$1	$495
720 to 779	80		259	117	57	16	8	68	1	606
660 to 719	79		158	87	59	17	10	76	1	487
Less than 660	—		33	32	30	12	7	40	1	155
Total loans using FICO credit metric	216		676	340	196	60	33	218	4	1,743
Other internal credit metrics	3		6	5	67	11	99	2,125	8	2,324
Total other consumer loans	$219		$682	$345	$263	$71	$132	$2,343	$12	$4,067
Gross charge-offs (a)	$20	(c)	$4	$7	$4	$1	$1	$3	$—	$40
The PNC Financial Services Group, Inc. – Form 10-Q 57

(Continued from previous page)	Term Loans by Origination Year
December 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO Scores
Greater than or equal to 780	$3,288		$1,717	$1,094	$865	$241	$125	$—	$—	$7,330
720 to 779	2,047		1,123	636	415	129	90	—	—	4,440
660 to 719	963		671	367	227	82	74	—	—	2,384
Less than 660	246		351	231	174	87	112	—	—	1,201
Total automobile loans	$6,544		$3,862	$2,328	$1,681	$539	$401	$—	$—	$15,355
Gross charge-offs (a)	$9		$44	$27	$17	$12	$22	$—	$—	$131
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,090	$2	$2,092
720 to 779	—		—	—	—	—	—	1,859	5	1,864
660 to 719	—		—	—	—	—	—	1,815	16	1,831
Less than 660	—		—	—	—	—	—	936	57	993
No FICO score available or required (b)	—		—	—	—	—	—	97	2	99
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,797	$82	$6,879
Gross charge-offs (a)	$—		$—	$—	$—	$—	$—	$316	$39	$355
Education
Updated FICO scores
Greater than or equal to 780	$22		$58	$79	$39	$33	$318	$—	$—	$549
720 to 779	20		36	38	20	14	116	—	—	244
660 to 719	13		14	15	6	5	46	—	—	99
Less than 660	3		3	3	1	1	19	—	—	30
No FICO score available or required (b)	12		5	4	1	—	1	—	—	23
Total loans using FICO credit metric	70		116	139	67	53	500	—	—	945
Other internal credit metrics	—		—	—	—	—	691	—	—	691
Total education loans	$70		$116	$139	$67	$53	$1,191	$—	$—	$1,636
Gross charge-offs (a)	$—		$—	$1	$1	$1	$16	$—	$—	$19
Other consumer
Updated FICO scores
Greater than or equal to 780	$245		$129	$64	$20	$5	$6	$37	$1	$507
720 to 779	292		141	70	21	6	6	72	1	609
660 to 719	203		97	72	22	8	6	79	1	488
Less than 660	20		33	34	15	6	5	40	1	154
Total loans using FICO credit metric	760		400	240	78	25	23	228	4	1,758
Other internal credit metrics	6		9	77	12	11	90	2,056	8	2,269
Total other consumer loans	$766		$409	$317	$90	$36	$113	$2,284	$12	$4,027
Gross charge-offs (a)	$76	(c)	$27	$26	$13	$8	$9	$11	$1	$171
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

58    The PNC Financial Services Group, Inc. – Form 10-Q

Loan Modifications to Borrowers Experiencing Financial Difficulty

FDMs result from our loss mitigation activities and include principal forgiveness, interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. See Note 1 Accounting Policies in our 2024 Form 10-K for additional information on FDMs.

The following table presents the amortized cost basis, as of the period end date, of FDMs granted during the three months ended March 31, 2025 and 2024:

Table 47: Loan Modifications Granted to Borrowers Experiencing Financial Difficulty (a) (b)

Three months ended March 31, 2025 Dollars in millions	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Interest Rate Reduction, Payment Delay, and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	$471	$74	$—	$—	$2	$—	$13	$107	$667	0.37%
Commercial real estate	355	—	—	—	—	—	—	14	369	1.14%
Total commercial	826	74	—	—	2	—	13	121	1,036	0.47%
Consumer
Residential real estate	1	27	—	—	1	—	—	1	30	0.07%
Home equity	—	2	—	—	—	—	—	5	7	0.03%
Credit card	—	—	20	—	—	—	—	—	20	0.31%
Education	2	—	—	—	—	—	—	—	2	0.13%
Other consumer	—	—	—	1	—	—	—	—	1	0.02%
Total consumer	3	29	20	1	1	—	—	6	60	0.06%
Total	$829	$103	$20	$1	$3	$—	$13	$127	$1,096	0.34%

Three months ended March 31, 2024 Dollars in millions
Commercial
Commercial and industrial	$443	$85	$—	$27	$10	$14	$—	$31	$610	0.35%
Commercial real estate	387	56	—	65	—	—	—	—	508	1.43%
Total commercial	830	141	—	92	10	14	—	31	1,118	0.51%
Consumer
Residential real estate	—	40	—	—	—	—	—	3	43	0.09%
Home equity	—	5	1	—	—	—	—	5	11	0.04%
Credit card	—	—	22	—	—	—	—	—	22	0.32%
Education	2	—	—	—	—	—	—	—	2	0.11%
Total consumer	2	45	23	—	—	—	—	8	78	0.08%
Total	$832	$186	$23	$92	$10	$14	$—	$39	$1,196	0.37%
(a)The unfunded lending related commitments on FDMs granted were $0.2 billion and $0.1 billion during the three months ended March 31, 2025 and 2024, respectively.
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

The PNC Financial Services Group, Inc. – Form 10-Q 59

Table 48 presents the weighted average financial effect of FDMs granted during the three months ended March 31, 2025 and 2024.

Table 48: Financial Effect of FDMs (a)

Three months ended March 31, 2025 Dollars in millions	Amortized cost basis (b)	Financial Effect
Term Extension
Commercial and industrial	$486	Extended contractual term by 16 months.
Commercial real estate	$355	Extended contractual term by 12 months.
Residential real estate	$2	Extended contractual term by 233 months.
Education	$2	Extended contractual term by 11 months.
Other consumer	$1	Extended contractual term by 24 months.
Interest Rate Reduction
Commercial and industrial	$15	Reduced contractual interest rate by 1.00%.
Residential real estate	$1	Increased contractual interest rate by 1.21%.
Payment Delay
Commercial and industrial	$87	Provided 3 months of payment deferral.
Residential real estate	$27	Provided 6 months of payment deferral.
Home equity	$2	Provided 5 months of payment deferral.
Other consumer	$1	Provided 24 months of payment deferral.

Three months ended March 31, 2024 Dollars in millions	Amortized cost basis (b)	Financial Effect
Term Extension
Commercial and industrial	$480	Extended contractual term by 11 months.
Commercial real estate	$452	Extended contractual term by 12 months.
Education	$2	Extended contractual term by 10 months.
Interest Rate Reduction
Commercial and industrial	$24	Reduced contractual interest rate by 4.06%.
Payment Delay
Commercial and industrial	$126	Provided 5 months of payment deferral.
Commercial real estate	$121	Provided 8 months of payment deferral.
Residential real estate	$40	Provided 8 months of payment deferral.
Home equity	$5	Provided 4 months of payment deferral.
(a)Excludes the financial effects of modifications for loans that were paid off, charged off or otherwise liquidated as of the period end date.
(b)The amortized cost basis presented in Table 48 includes combination modification categories in addition to the standalone modification categories presented in Table 47. Primarily due to this reason, the amortized cost basis presented in Table 48 may not agree to the amortized cost basis presented alongside the standalone modification categories in Table 47. Amortized cost basis is as of the period end date.

Repayment plans are offered for our credit card, unsecured lines of credit and certain of our home equity loan and line of credit product offerings. We have excluded these plans from Table 48. Refer to Note 3 Loans and Related Allowance for Credit Losses in our 2024 Form 10-K for information around the modification terms of repayment plans.

60    The PNC Financial Services Group, Inc. – Form 10-Q

After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of the period end date, of FDMs granted during the twelve months preceding March 31, 2025 and 2024.

Table 49: Delinquency Status of FDMs (a) (b)

Twelve months ended March 31, 2025 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$1,182	$16	$—	$—	$189	$1,387
Commercial real estate	790	1	—	—	444	1,235
Equipment lease financing	2	—	—	—	—	2
Total commercial	1,974	17	—	—	633	2,624
Consumer
Residential real estate	7	—	—	—	96	103
Home equity	4	—	—	—	29	33
Credit card	41	4	4	7	1	57
Education	4	—	—	—	—	4
Other consumer	2	—	—	—	1	3
Total consumer	58	4	4	7	127	200
Total	$2,032	$21	$4	$7	$760	$2,824

Twelve months ended March 31, 2024 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$1,126	$16	$2	$—	$291	$1,435
Commercial real estate	816	—	—	—	367	1,183
Total commercial	1,942	16	2	—	658	2,618
Consumer
Residential real estate	8	—	1	1	92	102
Home equity	2	—	—	—	29	31
Credit card	44	4	4	7	1	60
Education	5	—	—	—	—	5
Other consumer	—	—	—	—	1	1
Total consumer	59	4	5	8	123	199
Total	$2,001	$20	$7	$8	$781	$2,817
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

Table 50: Subsequently Defaulted FDMs (a)

Three months ended March 31, 2025 Dollars in millions	Term Extension	Payment Delay	Repayment Plan	All Other Modifications (b)	Total
Commercial
Commercial and industrial	$27	$—	$—	$1	$28
Commercial real estate	16	—	—	—	16
Total commercial	43	—	—	1	44
Consumer
Residential real estate	—	15	—	1	16
Home equity	—	1	—	3	4
Credit card	—	—	7	—	7
Total consumer	—	16	7	4	27
Total	$43	$16	$7	$5	$71
(a)Represents amortized cost basis.
(b)As of March 31, 2025, the following modification categories are included: interest rate reduction/term extension and other.

The PNC Financial Services Group, Inc. – Form 10-Q 61

At March 31, 2024, loans that both (i) subsequently defaulted during the three months ended and (ii) were classified as FDMs during the twelve months preceding the default date totaled $49 million.

Allowance for Credit Losses

We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies in our 2024 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:

Table 51: Rollforward of Allowance for Credit Losses

	Three months ended March 31
	2025			2024
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,148	$1,338	$4,486	$3,259	$1,532	$4,791
Charge-offs	(131)	(181)	(312)	(148)	(182)	(330)
Recoveries	47	60	107	23	64	87
Net (charge-offs)	(84)	(121)	(205)	(125)	(118)	(243)
Provision for credit losses	138	122	260	85	62	147
Other	3	—	3	(2)	—	(2)
Ending balance	$3,205	$1,339	$4,544	$3,217	$1,476	$4,693
Allowance for unfunded lending related commitments (a)
Beginning balance	$580	$139	$719	$545	$118	$663
Provision for (recapture of) credit losses	(53)	7	(46)	(17)	26	9
Other	1	—	1	—	—	—
Ending balance	$528	$146	$674	$528	$144	$672
Allowance for credit losses at March 31 (b)	$3,733	$1,485	$5,218	$3,745	$1,620	$5,365
(a)See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
(b)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $91 million and $117 million at March 31, 2025 and 2024, respectively.
The ACL related to loans totaled $5.2 billion at both March 31, 2025 and December 31, 2024. The ACL at March 31, 2025 was driven by changes in macroeconomic factors and portfolio activity.

NOTE 4 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2024 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement in the FNMA, FHLMC and GNMA securitizations, Non-agency securitizations and loan sale transactions generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where we retain the servicing, we recognize a servicing right at fair value. See Note 5 Goodwill and Mortgage Servicing Rights and Note 11 Fair Value for information on our servicing rights, including the carrying value of servicing assets.

62    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides our loan sale and servicing activities:
Table 52: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended March 31, 2025
Sales of loans and related securitization activity (b)	$704	$493
Repurchases of previously transferred loans (c)	$35	$—
Servicing fees (d)	$130	$50
Servicing advances recovered/(funded), net	$19	$11
Cash flows on mortgage-backed securities held (e)	$571	$26
Cash Flows - Three months ended March 31, 2024
Sales of loans and related securitization activity (b)	$525	$323
Repurchases of previously transferred loans (c)	$23	$9
Servicing fees (d)	$139	$47
Servicing advances recovered/(funded), net	$23	$24
Cash flows on mortgage-backed securities held (e)	$842	$74
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $17.8 billion, $18.2 billion and $19.8 billion in residential mortgage-backed securities at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The carrying values of commercial mortgage-backed securities were $0.6 billion, $0.6 billion and $0.7 billion at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
Table 53 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at March 31, 2025 and December 31, 2024.
Table 53: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
March 31, 2025
Total principal balance	$37,276	$54,055
Delinquent loans (b)	$284	$352
December 31, 2024
Total principal balance	$37,619	$51,274
Delinquent loans (b)	$288	$124
Three months ended March 31, 2025
Net charge-offs (c)	$1	$10
Three months ended March 31, 2024
Net charge-offs (c)	$1	$61
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

Variable Interest Entities (VIEs)

As discussed in Note 4 Loan Sale and Servicing Activities and Variable Interest Entities included in our 2024 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 54 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the
The PNC Financial Services Group, Inc. – Form 10-Q 63

balances presented in Table 54. These loans are included as part of the credit quality disclosures that we make in Note 3 Loans and Related Allowance for Credit Losses.
Table 54: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
March 31, 2025
Mortgage-backed securitizations (b)	$18,688	$18,691	(c)	$—
Tax credit investments and other	5,635	5,503	(d) (e)	2,610	(f) (g)
Total	$24,323	$24,194		$2,610
December 31, 2024
Mortgage-backed securitizations (b)	$19,187	$19,191	(c)	$—
Tax credit investments and other	5,513	5,491	(d) (e)	2,627	(f) (g)
Total	$24,700	$24,682		$2,627
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $3.8 billion of LIHTCs and $0.1 billion of NMTCs at March 31, 2025, which are included in Equity investments on our Consolidated Balance Sheet. Comparable amounts at December 31, 2024 were $3.9 billion and $0.2 billion, respectively.
(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $2.2 billion of LIHTCs and less than $0.1 billion of NMTCs at March 31, 2025, which are included in Other liabilities on our Consolidated Balance Sheet. Comparable amounts at December 31, 2024 were $2.3 billion and less than $0.1 billion, respectively.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. Within Income taxes, during the three months ended March 31, 2025, we recognized $0.1 billion of amortization, $0.2 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs. During the three months ended March 31, 2024, comparable amounts were $0.1 billion, $0.1 billion, and less than $0.1 billion, respectively.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 5 Goodwill and Mortgage Servicing Rights in our 2024 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.6 billion at March 31, 2025 and $3.7 billion at December 31, 2024, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

See the Sensitivity Analysis section of this Note 5 for more detail on our fair value measurement of MSRs. See Note 5 Goodwill and Mortgage Servicing Rights and Note 14 Fair Value in our 2024 Form 10-K for more detail on our fair value measurement and our accounting of MSRs.

64    The PNC Financial Services Group, Inc. – Form 10-Q

Changes in the commercial and residential MSRs follow:

Table 55: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2025	2024	2025	2024
January 1	$1,085	$1,032	$2,626	$2,654
Additions:
From loans sold with servicing retained	9	3	7	5
Purchases	27	12	1	13
Changes in fair value due to:
Time and payoffs (a)	(78)	(79)	(60)	(57)
Other (b)	(2)	107	(51)	72
March 31	$1,041	$1,075	$2,523	$2,687
Related unpaid principal balance of loans serviced at March 31	$293,685	$286,922	$193,417	$206,544
Servicing advances at March 31	$641	$537	$133	$149
(a)Represents decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2025 and December 31, 2024 are shown in Tables 56 and 57. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 56: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31, 2025	December 31, 2024
Fair value	$1,041	$1,085
Weighted-average life (years)	3.8	3.8
Weighted-average constant prepayment rate	4.56%	4.45%
Decline in fair value from 10% adverse change	$8	$8
Decline in fair value from 20% adverse change	$16	$16
Effective discount rate	10.92%	11.18%
Decline in fair value from 10% adverse change	$32	$35
Decline in fair value from 20% adverse change	$65	$69

The PNC Financial Services Group, Inc. – Form 10-Q 65

Table 57: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31, 2025		December 31, 2024
Fair value	$2,523		$2,626
Weighted-average life (years)	7.8		8.0
Weighted-average constant prepayment rate	6.68%		6.39%
Decline in fair value from 10% adverse change	$58		$57
Decline in fair value from 20% adverse change	$112		$111
Weighted-average option adjusted spread	755	bps	755	bps
Decline in fair value from 10% adverse change	$78		$81
Decline in fair value from 20% adverse change	$152		$157

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.2 billion for both the three months ended March 31, 2025 and 2024. We also generate servicing fees from activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
NOTE 6 LEASES
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting, see Note 1 Accounting Policies and Note 6 Leases in our 2024 Form 10-K.

The following table provides details on our income from lessor arrangements:

Table 58: Lessor Income

Three months ended March 31	2025	2024
In millions
Sales-type and direct financing leases (a)	$85	$84
Operating leases (b)	9	6
Lease income	$94	$90
(a)Included in Loans interest income on our Consolidated Income Statement.
(b)Included in Lending and deposit services noninterest income on our Consolidated Income Statement.
NOTE 7 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at March 31, 2025 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 59: Borrowed Funds

In millions
Less than 1 year	$16,933
1 to 2 years	9,765
2 to 3 years	7,665
3 to 4 years	2,431
4 to 5 years	6,421
Over 5 years	17,507
Total	$60,722

66    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the contractual rates and maturity dates of our FHLB advances, senior debt and subordinated debt as of March 31, 2025, and the carrying values as of March 31, 2025 and December 31, 2024.
Table 60: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	March 31, 2025	March 31, 2025	March 31, 2025	December 31, 2024
Parent Company
Senior debt	1.15% - 6.88%	2026 - 2036	$30,578	$27,369
Subordinated debt	4.63%	2033	795	777
Junior subordinated debt	5.15%	2028	206	206
Total Parent Company			31,579	28,352
Bank
Federal Home Loan Bank advances (a)	4.64% - 4.93%	2025 - 2028	18,000	22,000
Senior debt	3.10% - 4.84%	2025 - 2043	4,409	5,128
Subordinated debt	2.70% - 5.90%	2025 - 2029	3,162	3,121
Total Bank			25,571	30,249
Total			$57,150	$58,601
(a)FHLB advances are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 60, the carrying values for parent company senior and subordinated debt include basis adjustments of $(281) million and $(52) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(61) million and $(105) million, respectively, related to fair value accounting hedges as of March 31, 2025.
Certain borrowings are reported at fair value. Refer to Note 11 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures, refer to Note 9 Borrowed Funds in our 2024 Form 10-K.

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of March 31, 2025 and December 31, 2024, respectively.
Table 61: Commitments to Extend Credit and Other Commitments

In millions	March 31, 2025	December 31, 2024
Commitments to extend credit
Commercial	$210,577	$209,864
Home equity	24,217	24,086
Credit card	37,215	36,447
Other	7,626	7,388
Total commitments to extend credit	279,635	277,785
Net outstanding standby letters of credit (a)	11,369	11,251
Standby bond purchase agreements (b)	1,095	1,095
Other commitments (c)	5,165	4,969
Total commitments to extend credit and other commitments	$297,264	$295,100
(a)Net outstanding standby letters of credit that support remarketing programs were $3.9 billion and $3.7 billion at March 31, 2025 and December 31, 2024, respectively.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.7 billion and $2.2 billion related to investments in qualified affordable housing projects at March 31, 2025 and December 31, 2024, respectively.

Commitments to Extend Credit

Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee and generally contain termination clauses in the event the customer’s credit quality deteriorates.
The PNC Financial Services Group, Inc. – Form 10-Q 67

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass at March 31, 2025, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2025 had terms ranging from less than one year to 11 years.

As of March 31, 2025, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at March 31, 2025 and is included in Other liabilities on our Consolidated Balance Sheet.

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three months ended March 31, 2025 and 2024 is as follows:
Table 62: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Three months ended
Balance at December 31, 2023 (a)	398	$2,716	$6,241	$12,779	$56,290	$(7,712)	$(19,209)	$36	$51,141
Net income	—	—	—	—	1,330	—	—	14	1,344
Other comprehensive loss, net of tax	—	—	—	—	—	(330)	—	—	(330)
Cash dividends declared - Common	—	—	—	—	(624)	—	—	—	(624)
Cash dividends declared - Preferred	—	—	—	—	(81)	—	—	—	(81)
Preferred stock discount accretion	—	—	2	—	(2)	—	—	—	—
Treasury stock activity	—	—	—	71	—	—	(70)	—	1
Other	—	—	—	(61)	—	—	—	(16)	(77)
Balance at March 31, 2024 (a)	398	$2,716	$6,243	$12,789	$56,913	$(8,042)	$(19,279)	$34	$51,374
Balance at December 31, 2024 (a)	396	$2,717	$5,749	$12,961	$59,282	$(6,565)	$(19,719)	$44	$54,469
Net income	—	—	—	—	1,481	—	—	18	1,499
Other comprehensive income, net of tax	—	—	—	—	—	1,328	—	—	1,328
Cash dividends declared - Common	—	—	—	—	(639)	—	—	—	(639)
Cash dividends declared - Preferred	—	—	—	—	(71)	—	—	—	(71)
Preferred stock discount accretion	—	—	2	—	(2)	—	—	—	—
Treasury stock activity	—	—	—	102	—	—	(138)	—	(36)
Other	—	—	—	(83)	—	—	—	(16)	(99)
Balance at March 31, 2025 (a)	396	$2,717	$5,751	$12,980	$60,051	$(5,237)	$(19,857)	$46	$56,451
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Details of other comprehensive income (loss) are as follows:

Table 63: Other Comprehensive Income (Loss)

	Three months ended March 31
	2025			2024
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$748	$(182)	$566	$(395)	$95	$(300)
Less: Net realized (losses) reclassified to earnings (a)	(181)	44	(137)	(216)	52	(164)
Net change	929	(226)	703	(179)	43	(136)
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	631	(153)	478	(626)	150	(476)
Less: Net realized (losses) reclassified to earnings (a)	(194)	47	(147)	(376)	90	(286)
Net change	825	(200)	625	(250)	60	(190)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	(2)	1	(1)	(2)	—	(2)
Net change	(2)	1	(1)	(2)	—	(2)
Other
Net unrealized gains (losses) on other transactions	(1)	2	1	(2)	—	(2)
Net change	(1)	2	1	(2)	—	(2)
Total other comprehensive income (loss)	$1,751	$(423)	$1,328	$(433)	$103	$(330)
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period service costs (credits), which are recorded in Noninterest expense on the Consolidated Income Statement.
Table 64: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at December 31, 2023	$(5,830)	$(1,713)	$(125)	$(44)	$(7,712)
Net activity	(136)	(190)	(2)	(2)	(330)
Balance at March 31, 2024 (a)	$(5,966)	$(1,903)	$(127)	$(46)	$(8,042)
Balance at December 31, 2024	$(5,099)	$(1,314)	$(109)	$(43)	$(6,565)
Net activity	703	625	(1)	1	1,328
Balance at March 31, 2025 (a)	$(4,396)	$(689)	$(110)	$(42)	$(5,237)
(a)AOCI included pretax losses of $271 million and $289 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity at March 31, 2025 and March 31, 2024, respectively.
The following table provides the dividends per share for PNC’s common and preferred stock:

Table 65: Dividends Per Share (a)

	Three months ended March 31
	2025	2024
Common Stock	$1.60	$1.55
Preferred Stock
Series B	$0.45	$0.45
Series R	$—	$2,194
Series T	$850	$850
Series U	$1,500	$1,500
Series V	$1,550	$1,550
Series W	$1,563	$1,563
(a)     Dividends are payable quarterly.
On April 3, 2025, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.60 per share to be paid on May 5, 2025 to shareholders of record at the close of business April 16, 2025.

The PNC Financial Services Group, Inc. – Form 10-Q 69

NOTE 10 EARNINGS PER SHARE

Table 66: Basic and Diluted Earnings Per Common Share

	Three months ended March 31
In millions, except per share data	2025	2024
Basic
Net income	$1,499	$1,344
Less:
Net income attributable to noncontrolling interests	18	14
Preferred stock dividends	71	81
Preferred stock discount accretion and redemptions	2	2
Net income attributable to common shareholders	1,408	1,247
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	9	7
Net income attributable to basic common shareholders	$1,399	$1,240
Basic weighted-average common shares outstanding	398	400
Basic earnings per common share (a)	$3.52	$3.10
Diluted
Net income attributable to diluted common shareholders	$1,399	$1,240
Basic weighted-average common shares outstanding	398	400
Diluted weighted-average common shares outstanding	398	400
Diluted earnings per common share (a)	$3.51	$3.10
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

NOTE 11 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 14 Fair Value in our 2024 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Interest-bearing Deposits
In the first quarter of 2025, PNC elected to begin accounting for certain brokered time deposits, which are economically hedged with derivatives, under the fair value option. The election of the fair value option aligns the accounting for the brokered time deposits with the related hedges. Fair value is estimated by discounting contractual cash flows using current market rates for instruments with similar maturities. The portion of the change in fair value attributable to instrument-specific credit risk is recognized in OCI, and is estimated as the difference between the overall change in fair value and the change in fair value resulting from a change in the specified benchmark interest rate. The portion of the change in fair value resulting from a change in the specified benchmark interest rate is recognized in the Consolidated Income Statement within Deposits interest expense. Brokered time deposits are classified as Level 2, as the estimates of current market rates used to determine fair value are based on dealer indications and benchmark interest rates that are considered observable.

70    The PNC Financial Services Group, Inc. – Form 10-Q

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 14 Fair Value in our 2024 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 67: Fair Value Measurements – Recurring Basis Summary

	March 31, 2025				December 31, 2024
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale	$—	$438	$104	$542	$—	$560	$68	$628
Commercial mortgage loans held for sale	—	461	4	465	—	199	4	203
Securities available-for-sale
U.S. Treasury and government agencies	23,457	1,047	—	24,504	22,534	1,017	—	23,551
Residential mortgage-backed
Agency	—	30,714	—	30,714	—	30,626	—	30,626
Non-agency	—	—	596	596	—	—	603	603
Commercial mortgage-backed
Agency	—	2,453	—	2,453	—	1,945	—	1,945
Non-agency	—	504	99	603	—	588	103	691
Asset-backed	—	2,238	92	2,330	—	2,299	93	2,392
Other	—	2,064	54	2,118	—	2,177	54	2,231
Total securities available-for-sale	23,457	39,020	841	63,318	22,534	38,652	853	62,039
Loans	—	486	663	1,149	—	486	670	1,156
Equity investments (a)	569	—	2,223	2,995	825	—	2,111	3,132
Residential mortgage servicing rights	—	—	2,523	2,523	—	—	2,626	2,626
Commercial mortgage servicing rights	—	—	1,041	1,041	—	—	1,085	1,085
Trading securities (b)	1,759	2,514	—	4,273	987	1,787	—	2,774
Financial derivatives (b) (c)	15	3,049	10	3,074	3	3,004	4	3,011
Other assets	442	131	12	585	449	133	10	592
Total assets (d)	$26,242	$46,099	$7,421	$79,965	$24,798	$44,821	$7,431	$77,246
Liabilities
Interest-bearing deposits	$—	$1,160	$—	$1,160	$—	$—	$—	$—
Other borrowed funds	1,640	126	13	1,779	1,161	128	10	1,299
Financial derivatives (c) (e)	17	4,552	161	4,730	11	5,334	150	5,495
Other liabilities	—	28	129	157	—	28	177	205
Total liabilities (f)	$1,657	$5,866	$303	$7,826	$1,172	$5,490	$337	$6,999
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at March 31, 2025 and December 31, 2024 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 14% at both March 31, 2025 and December 31, 2024. Level 3 assets as a percentage of total assets at fair value was 9% and 10% at March 31, 2025 and December 31, 2024, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both March 31, 2025 and December 31, 2024.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 2% and 1% at March 31, 2025 and December 31, 2024, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 4% and 5% at March 31, 2025 and December 31, 2024, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both March 31, 2025 and December 31, 2024.
The PNC Financial Services Group, Inc. – Form 10-Q 71

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2025 and 2024 are as follows:

Table 68: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended March 31, 2025

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2025 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2024	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2025
Assets
Residential mortgage loans held for sale	$68	$—		$—	$41	$—	$—	$(4)	$4	$(5)	(d)	$104	$—
Commercial mortgage loans held for sale	4	—		—	—	—	—	—	—	—		4	—
Securities available-for-sale
Residential mortgage- backed non-agency	603	2		8	—	—	—	(17)	—	—		596	—
Commercial mortgage- backed non-agency	103	(3)		(1)	—	—	—	—	—	—		99	(3)
Asset-backed	93	1		1	—	—	—	(3)	—	—		92	—
Other	54	—		—	—	—	—	—	—	—		54	—
Total securities available-for-sale	853	—		8	—	—	—	(20)	—	—		841	(3)
Loans	670	5		—	7	—	—	(19)	—	—		663	5
Equity investments	2,111	46		—	176	(110)	—	—	—	—		2,223	25
Residential mortgage servicing rights	2,626	(51)		—	1	—	7	(60)	—	—		2,523	(51)
Commercial mortgage servicing rights	1,085	(2)		—	27	—	9	(78)	—	—		1,041	(2)
Financial derivatives	4	13		—	—	—	—	(7)	—	—		10	13
Other assets	10	—		—	2	—	—	—	—	—		12	—
Total assets	$7,431	$11		$8	$254	$(110)	$16	$(188)	$4	$(5)		$7,421	$(13)
Liabilities
Other borrowed funds	$10	$—		$—	$—	$—	$5	$(2)	$—	$—		$13	$—
Financial derivatives	150	37		—	—	—	—	(26)	—	—		161	38
Other liabilities	177	10		—	—	—	—	(58)	—	—		129	7
Total liabilities	$337	$47		$—	$—	$—	$5	$(86)	$—	$—		$303	$45
Net gains (losses)		$(36)	(e)										$(58)	(f)

72    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended March 31, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2024
Assets
Residential mortgage loans held for sale	$103	$(1)		$—	$2	$—	$—	$(2)	$2	$(6)	(d)	$98	$(1)
Commercial mortgage loans held for sale	11	—		—	—	—	—	—	—	—		11	—
Securities available-for-sale
Residential mortgage- backed non-agency	696	3		(6)	—	—	—	(25)	—	—		668	—
Commercial mortgage-backed non-agency	103	—		—	—	—	—	—	—	—		103	—
Asset-backed	102	—		—	—	—	—	(2)	—	—		100	—
Other	55	(2)		1	—	—	—	(1)	—	—		53	(2)
Total securities available-for-sale	956	1		(5)	—	—	—	(28)	—	—		924	(2)
Loans	726	4		—	5	—	—	(20)	—	(2)	(d)	713	5
Equity investments	1,952	(5)		—	89	(6)	—	—	—	—		2,030	(5)
Residential mortgage servicing rights	2,654	72		—	13	—	5	(57)	—	—		2,687	72
Commercial mortgage servicing rights	1,032	107		—	12	—	3	(79)	—	—		1,075	107
Financial derivatives	6	9		—	—	—	—	(6)	—	—		9	9
Other assets	8	—		—	—	—	—	—	—	—		8	—
Total assets	$7,448	$187		$(5)	$121	$(6)	$8	$(192)	$2	$(8)		$7,555	$185
Liabilities
Other borrowed funds	$9	$—		$—	$—	$—	$3	$(3)	$—	$—		$9	$—
Financial derivatives	152	8		—	—	—	—	(47)	—	—		113	9
Other liabilities	237	(20)		—	—	—	13	(41)	—	—		189	2
Total liabilities	$398	$(12)		$—	$—	$—	$16	$(91)	$—	$—		$311	$11
Net gains (losses)		$199	(e)										$174	(f)
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
The PNC Financial Services Group, Inc. – Form 10-Q 73

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 69: Fair Value Measurements – Recurring Quantitative Information

March 31, 2025

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Residential mortgage loans held for sale	$104	Consensus pricing (b)	Cumulative default rate	3.6% - 100% (39.9%)
			Loss severity	0.0% - 100% (5.9%)
			Discount rate	5.5% - 9.0% (6.0%)
Commercial mortgage loans held for sale	4	Discounted cash flow	Spread over the benchmark curve (c)	560bps - 1,085bps (978bps)
Residential mortgage-backed non-agency securities	596	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (3.6%)
			Constant default rate	0.0% - 12.0% (1.7%)
			Loss severity	15.0% - 100.0% (42.2%)
			Spread over the benchmark curve (c)	193bps weighted-average
Asset-backed securities	92	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 8.0% (4.2%)
			Constant default rate	0.0% - 7.4% (1.6%)
			Loss severity	35.0% - 100.0% (43.6%)
			Spread over the benchmark curve (c)	163bps weighted-average
Loans - Residential real estate - Uninsured	497	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (51.6%)
			Loss severity	0.0% - 100.0% (4.8%)
			Discount rate	5.5% - 7.5% (5.7%)
Loans - Residential real estate	75	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.0% weighted-average
Loans - Home equity - First-lien	13	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (50.4%)
			Loss severity	0.0% - 100.0% (12.1%)
			Discount rate	5.5% - 7.5% (6.1%)
Loans - Home equity - Second-lien	78	Consensus pricing (b)	Credit and liquidity discount	0.3% - 100.0% (40.1%)
Equity investments	2,223	Multiple of adjusted earnings	Multiple of earnings	5.5x - 26.7x (10.4x)
Residential mortgage servicing rights	2,523	Discounted cash flow	Constant prepayment rate	0.0% - 49.6% (6.7%)
			Spread over the benchmark curve (c)	455bps - 2,201bps (755bps)
Commercial mortgage servicing rights	1,041	Discounted cash flow	Constant prepayment rate	4.4% - 7.6% (4.6%)
			Discount rate	9.3% - 11.2% (10.9%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(157)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.53 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q1 2026
Insignificant Level 3 assets, net of liabilities (d)	29
Total Level 3 assets, net of liabilities (e)	$7,118

74    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

December 31, 2024

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$4	Discounted cash flow	Spread over the benchmark curve (c)	560bps - 1,075bps (970bps)
Residential mortgage-backed non-agency securities	603	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (4.2%)
			Constant default rate	0.0% - 12.0% (1.9%)
			Loss severity	15.0% - 69.0% (42.4%)
			Spread over the benchmark curve (c)	216bps weighted-average
Asset-backed securities	93	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 8.0% (3.8%)
			Constant default rate	0.0% - 7.1% (1.5%)
			Loss severity	35.0% - 100.0% (45.3%)
			Spread over the benchmark curve (c)	170bps weighted-average
Loans - Residential real estate - Uninsured	504	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (52.5%)
			Loss severity	0.0% - 100.0% (5.0%)
			Discount rate	5.5% - 7.5% (5.7%)
Loans - Residential real estate	73	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.2% weighted-average
Loans - Home equity - First-lien	14	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (51.6%)
			Loss severity	0.0% - 100.0% (12.3%)
			Discount rate	5.5% - 7.5% (6.1%)
Loans - Home equity - Second-lien	79	Consensus pricing (b)	Credit and liquidity discount	0.3% - 100.0% (41.2%)
Equity investments	2,111	Multiple of adjusted earnings	Multiple of earnings	5.5x - 26.7x (10.5x)
Residential mortgage servicing rights	2,626	Discounted cash flow	Constant prepayment rate	0.0% - 40.3% (6.4%)
			Spread over the benchmark curve (c)	381bps - 2,202bps (755bps)
Commercial mortgage servicing rights	1,085	Discounted cash flow	Constant prepayment rate	4.3% - 7.4% (4.4%)
			Discount rate	9.6% - 11.5% (11.2%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(143)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.54 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q1 2026
Insignificant Level 3 assets, net of liabilities (d)	45
Total Level 3 assets, net of liabilities (e)	$7,094
(a)Unobservable inputs were weighted by the relative fair value of the instruments.
(b)Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(c)The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest rate risks, such as credit and liquidity risks.
(d)Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other securities, other assets, other borrowed funds and other liabilities. At December 31, 2024, the amount also includes residential mortgage loans held for sale.
(e)Consisted of total Level 3 assets of $7.4 billion and total Level 3 liabilities of $0.3 billion at both March 31, 2025 and December 31, 2024.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 70. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 14 Fair Value in our 2024 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 75

Assets measured at fair value on a nonrecurring basis follow:

Table 70: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2025	December 31 2024	March 31 2025	March 31 2024
Assets
Nonaccrual loans	$557	$629	$(83)	$(60)
Equity investments	35	198	(6)	(10)
Loans held for sale	36	—	(4)	—
OREO and foreclosed assets	4	8	—	—
Long-lived assets	7	18	(2)	(3)
Total assets	$639	$853	$(95)	$(73)
(a)All Level 3 for the periods presented, except for $36 million included in Loans held for sale which was categorized as Level 2 as of March 31, 2025.
(b)Valuation techniques applied were fair value of property or collateral.
(c)Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, refer to the Fair Value Measurement section of this Note 11. These financial instruments are initially measured at fair value. Gains and losses from initial measurement and any changes in fair value are subsequently recognized in earnings. For interest-bearing deposits, however, any changes in fair value attributable to instrument-specific credit risk are recognized in OCI.

Interest income related to changes in the fair values of these financial instruments is recorded on the Consolidated Income Statement in Other interest income, except for certain residential mortgage loans, for which income is also recorded in Loans interest income. Changes in the value on prepaid forward contracts included in Other assets is reported in Noninterest expense, and interest expense on the Other borrowed funds is reported in Borrowed funds interest expense. Fair value gains and losses recognized in earnings on interest-bearing deposits are reported in Deposits interest expense, consistent with the classification of contractual interest on these deposits.

We have excluded accrued interest from the fair value amounts reported in Table 71. We have excluded interest income and interest expense from the changes in fair value reported in Table 72.

76    The PNC Financial Services Group, Inc. – Form 10-Q

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 71: Fair Value Option – Fair Value and Principal Balances

	March 31, 2025			December 31, 2024
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$520	$518	$2	$588	$588	$—
Accruing loans 90 days or more past due	13	13	—	11	11	—
Nonaccrual loans	9	11	(2)	29	36	(7)
Total	$542	$542	$—	$628	$635	$(7)
Commercial mortgage loans held for sale (a) (b)
Accruing loans less than 90 days past due	$465	$460	$5	$203	$200	$3
Loans
Accruing loans less than 90 days past due	$746	$827	$(81)	$494	$505	$(11)
Accruing loans 90 days or more past due	126	138	(12)	126	137	(11)
Nonaccrual loans	277	381	(104)	536	718	(182)
Total	$1,149	$1,346	$(197)	$1,156	$1,360	$(204)
Other assets	$131	$130	$1	$133	$142	$(9)
Liabilities
Interest-bearing deposits	$1,160	$1,160	$—	$—	$—	$—
Other borrowed funds	$33	$35	$(2)	$34	$35	$(1)
Other liabilities with contractual unpaid principal balance	$28	$31	$(3)	$28	$32	$(4)
Other liabilities without contractual unpaid principal balance	$86	$—	$86	$106	$—	$106
(a)There were no accruing loans 90 days or more past due within this category at March 31, 2025 or December 31, 2024.
(b)There were no nonaccrual loans within this category at March 31, 2025 or December 31, 2024.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 72: Fair Value Option – Changes in Fair Value Included in Earnings (a)

	Gains (Losses)
	Three months ended
	March 31	March 31
In millions	2025	2024
Assets
Residential mortgage loans held for sale	$(4)	$8
Commercial mortgage loans held for sale	$11	$(5)
Loans	$7	$6
Other assets	$(9)	$5
Liabilities
Interest-bearing deposits	$(1)	$—
Other liabilities	$(7)	$(2)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of March 31, 2025 and December 31, 2024. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 73, see Note 14 Fair Value in our 2024 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 77

Table 73: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
March 31, 2025
Assets
Cash and due from banks	$6,102	$6,102	$6,102	$—	$—
Interest-earning deposits with banks (a)	32,298	32,298	31,878	420	—
Securities held-to-maturity	74,461	70,926	22,597	48,176	153
Net loans (excludes leases)	306,493	302,922	—	—	302,922
Other assets	6,294	6,294	—	6,294	—
Total assets	$425,648	$418,542	$60,577	$54,890	$303,075
Liabilities
Time deposits	$32,307	$32,532	$—	$32,532	$—
Borrowed funds	58,873	59,701	—	58,827	874
Unfunded lending related commitments	674	674	—	—	674
Other liabilities	1,081	1,081	—	1,081	—
Total liabilities	$92,935	$93,988	$—	$92,440	$1,548
December 31, 2024
Assets
Cash and due from banks	$6,904	$6,904	$6,904	$—	$—
Interest-earning deposits with banks (a)	39,347	39,347	38,993	354	—
Securities held-to-maturity	77,698	73,058	23,992	48,914	152
Net loans (excludes leases)	304,129	298,241	—	—	298,241
Other assets	5,722	5,722	—	5,713	9
Total assets	$433,800	$423,272	$69,889	$54,981	$298,402
Liabilities
Time deposits	$34,339	$34,383	$—	$34,383	$—
Borrowed funds	60,302	61,260	—	60,350	910
Unfunded lending related commitments	719	719	—	—	719
Other liabilities	1,058	1,058	—	1,058	—
Total liabilities	$96,418	$97,420	$—	$95,791	$1,629
(a)In the second quarter of 2024, we reclassified balances held at the FRB from Level 2 to Level 1 to align with our updated cash and cash equivalents policy. For additional details, see Note 1 Accounting Policies.

The aggregate fair values in Table 73 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 67),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
•lease financing,
•loan customer relationships,
•deposit customer intangibles,
•MSRs,
•retail branch networks,
•fee-based businesses, such as asset management and brokerage,
•trade receivables and payables due in one year or less,
•deposit liabilities with no defined or contractual maturities under ASU 2016-01 and
•insurance contracts.

78    The PNC Financial Services Group, Inc. – Form 10-Q

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

For more information regarding derivatives, see Note 1 Accounting Policies and Note 15 Financial Derivatives in our 2024 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 79

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 74: Total Gross Derivatives (a)

	March 31, 2025			December 31, 2024
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives designated for hedging
Interest rate contracts:
Fair value hedges (d)	$55,702	$—	$—	$53,750	$—	$—
Cash flow hedges (d)	58,578	—	—	50,721	—	2
Cash flow hedges - other (e)	25,000	196	105	25,000	149	168
Foreign exchange contracts:
Net investment hedges	1,250	—	27	1,269	14	—
Total derivatives designated for hedging	$140,530	$196	$132	$130,740	$163	$170
Derivatives not designated for hedging
Derivatives used for mortgage banking activities (f):
Interest rate contracts:
Swaps	$34,354	$—	$—	$35,941	$—	$—
Futures (g)	6,967	—	—	9,962	—	—
Mortgage-backed commitments	5,786	75	67	4,815	73	66
Other	21,522	47	20	13,098	19	13
Total interest rate contracts	68,629	122	87	63,816	92	79
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	399,382	1,513	3,200	406,747	1,544	4,130
Futures (g)	115	—	—	113	—	—
Mortgage-backed commitments	5,165	18	18	3,275	21	7
Other	32,014	98	78	32,280	123	100
Total interest rate contracts	436,676	1,629	3,296	442,415	1,688	4,237
Commodity contracts:
Swaps	6,351	525	502	6,725	313	288
Other	9,000	261	260	8,496	208	208
Total commodity contracts	15,351	786	762	15,221	521	496
Foreign exchange contracts and other	37,685	285	236	38,729	403	364
Total derivatives for customer-related activities	489,712	2,700	4,294	496,365	2,612	5,097
Derivatives used for other risk management activities:
Foreign exchange contracts and other	13,782	56	217	11,031	144	149
Total derivatives not designated for hedging	$572,123	$2,878	$4,598	$571,212	$2,848	$5,325
Total gross derivatives	$712,653	$3,074	$4,730	$701,952	$3,011	$5,495
Less: Impact of legally enforceable master netting agreements		1,458	1,458		1,298	1,298
Less: Cash collateral received/paid		504	897		897	1,029
Total derivatives		$1,112	$2,375		$816	$3,168
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
80    The PNC Financial Services Group, Inc. – Form 10-Q

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

In the 12 months that follow March 31, 2025, we expect to reclassify net derivative losses of $0.4 billion pretax, or $0.3 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2025. As of March 31, 2025, the maximum length of time over which forecasted transactions are hedged is ten years.
The PNC Financial Services Group, Inc. – Form 10-Q 81

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 75: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended March 31, 2025
Total amounts in the Consolidated Income Statement	$4,472	$1,124	$846	$137
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$329	$(558)	$—
Derivatives	$—	$(329)	$562	$—
Amounts related to interest settlements on derivatives	$—	$24	$(96)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(189)	$(7)	$—	$2
Other amounts related to interest settlements on derivatives	$5	$—	$—	$—
For the three months ended March 31, 2024
Total amounts in the Consolidated Income Statement	$4,819	$883	$1,159	$135
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$(74)	$413	$—
Derivatives	$—	$74	$(428)	$—
Amounts related to interest settlements on derivatives	$—	$10	$(175)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(369)	$(7)	$—	$—
Other amounts related to interest settlements on derivatives	$22	$—	$—	$—
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
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 76: Hedged Items - Fair Value Hedges

	March 31, 2025		December 31, 2024
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available-for-sale (b)	$20,289	$24	$18,716	$(305)
Borrowed funds	$37,004	$(499)	$35,139	$(1,057)
(a)Includes fair value hedge adjustments of less than $0.1 billion and less than $(0.1) billion related to discontinued available-for-sale securities and borrowed funds hedge relationships at March 31, 2025 and December 31, 2024, respectively.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(41) million for the three months ended March 31, 2025 and insignificant for the three months ended March 31, 2024.

Derivatives Not Designated As Hedging Instruments

Beginning in the first quarter of 2025, the other risk management portfolio includes derivatives that are used to economically hedge interest-rate risk associated with interest-bearing brokered time deposits accounted for at fair value on a recurring basis. Gains or

82    The PNC Financial Services Group, Inc. – Form 10-Q

losses on these derivatives are included in Deposits interest expense on our Consolidated Income Statement. For additional information on derivatives not designated as hedging instruments under GAAP, see Note 15 Financial Derivatives in our 2024 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 77: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended March 31
In millions	2025	2024
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$85	$(123)
Derivatives used for customer-related activities:
Interest rate contracts	(21)	(16)
Foreign exchange contracts and other	68	29
Gains from customer-related activities (b)	47	13
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	(174)	125
Total gains (losses) from derivatives not designated as hedging instruments	$(42)	$15
(a)Included in Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
(b)Included in Capital markets and advisory and Other noninterest income and Deposits interest expense on our Consolidated Income Statement.

Offsetting and Counterparty Credit Risk

We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting and counterparty credit risk, see Note 15 Financial Derivatives in our 2024 Form 10-K.

Table 78 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at March 31, 2025 and December 31, 2024. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 78 includes OTC derivatives not settled through an exchange (“OTC derivatives”) and OTC derivatives cleared through a central clearing house (“OTC cleared derivatives”). OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house that then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

The PNC Financial Services Group, Inc. – Form 10-Q 83

Table 78: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
March 31, 2025
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$21	$—	$—	$21		$—	$21
Over-the-counter	1,926	990	439	497		47	450
Commodity contracts	786	332	21	433		—	433
Foreign exchange and other contracts	341	136	44	161		—	161
Total derivative assets	$3,074	$1,458	$504	$1,112	(a)	$47	$1,065
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$22	$—	$—	$22		$—	$22
Over-the-counter	3,466	769	831	1,866		44	1,822
Commodity contracts	762	506	53	203		—	203
Foreign exchange and other contracts	480	183	13	284		—	284
Total derivative liabilities	$4,730	$1,458	$897	$2,375	(b)	$44	$2,331
December 31, 2024
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$35	$—	$—	$35		$—	$35
Over-the-counter	1,894	843	629	422		38	384
Commodity contracts	521	296	85	140		5	135
Foreign exchange and other contracts	561	159	183	219		2	217
Total derivative assets	$3,011	$1,298	$897	$816	(a)	$45	$771
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$17	$—	$—	$17		$—	$17
Over-the-counter	4,469	732	1,019	2,718		57	2,661
Commodity contracts	496	393	2	101		—	101
Foreign exchange and other contracts	513	173	8	332		—	332
Total derivative liabilities	$5,495	$1,298	$1,029	$3,168	(b)	$57	$3,111
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

At March 31, 2025, cash and debt securities (primarily agency mortgage-backed securities) totaling $2.1 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $2.4 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.

84    The PNC Financial Services Group, Inc. – Form 10-Q

Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2025 and December 31, 2024:
Table 79: Credit-Risk Contingent Features

In billions	March 31, 2025	December 31, 2024
Net derivative liabilities with credit-risk contingent features	$3.2	$3.9
Less: Collateral posted	1.1	1.1
Maximum additional amount of collateral exposure	$2.1	$2.8
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in Note 20 Legal Proceedings in our 2024 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2025, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 20 Legal Proceedings in our 2024 Form 10-K, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to some of the Disclosed Matters, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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
The PNC Financial Services Group, Inc. – Form 10-Q 85

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
NOTE 14 SEGMENT REPORTING

The following disclosures reflect the adoption of ASU 2023-07, see Note 1 Accounting Policies in our 2024 Form 10-K for additional information related to our adoption of this ASU.

We have three reportable business segments: Retail Banking, Corporate & Institutional Banking and the Asset Management Group. Our reportable business segments are defined by the nature of products and services, types of customers, methods used to distribute products or provide services and similar financial performance. Results of our reportable business segments are regularly reviewed by the CODM, our Chief Executive Officer. Specifically, the CODM reviews actual and forecasted quarterly financial reporting results, including net income, to assess performance and allocate resources accordingly. However, the CODM may use other metrics on an ad hoc basis as warranted.

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

86    The PNC Financial Services Group, Inc. – Form 10-Q

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
Results of our reportable business segments for the three months ended March 31, 2025 and 2024 are as follows:
Table 80: Business Segment Results

	Retail Banking		Corporate & Institutional Banking		Asset Management Group
Three months ended March 31 In millions	2025	2024	2025	2024	2025	2024
Net interest income	$2,826	$2,617	$1,628	$1,520	$184	$157
Noninterest income	706	764	978	888	243	230
Total revenue	3,532	3,381	2,606	2,408	427	387
Provision for (recapture of) credit losses	168	118	49	47	1	(5)
Noninterest expense
Personnel	548	551	376	366	121	121
Segment allocations (a)	938	894	383	366	117	107
Depreciation and amortization	89	79	51	50	8	7
Other (b)	328	313	146	140	33	30
Total noninterest expense	1,903	1,837	956	922	279	265
Income before income taxes and noncontrolling interests	1,461	1,426	1,601	1,439	147	127
Income taxes	340	333	353	313	34	30
Net income	1,121	1,093	1,248	1,126	113	97
Less: Net income attributable to noncontrolling interests	9	8	4	5	—	—
Net income excluding noncontrolling interests	$1,112	$1,085	$1,244	$1,121	$113	$97
Average Assets	$112,971	$114,199	$227,069	$228,698	$16,702	$16,728
(a)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(b)Other is primarily comprised of other direct expenses including outside services and equipment expense.

The PNC Financial Services Group, Inc. – Form 10-Q 87

The following table represents reconciliations of financial results for the three reportable segments to our consolidated reporting.
Table 81: Reconciliation of Business Segment Results to Consolidated

Three months ended March 31 In millions	2025	2024
Revenues
Total business segment revenue	$6,565	$6,176
Revenues from other activities	(1,113)	(1,031)
Total revenue	$5,452	$5,145
Noninterest Expense
Total business segment noninterest expense	$3,138	$3,024
FDIC special assessment	—	130
Noninterest expense from other activities	249	180
Total noninterest expense	$3,387	$3,334
Net Income
Total business segment net income	$2,482	$2,316
FDIC special assessment	—	(130)
Net income (loss) from other activities	(983)	(842)
Net income	$1,499	$1,344
Average Assets
Total business segment average assets	$356,742	$359,625
Average assets from other activities	199,635	203,223
Total average assets	$556,377	$562,848

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

88    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 15 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
As more fully described in Note 23 Fee-based Revenue from Contracts with Customers in our 2024 Form 10-K, a subset of our noninterest income relates to certain fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606).
Fee-based revenue within the scope of Topic 606 is recognized within our three reportable business segments: Retail Banking, Corporate & Institutional Banking and the Asset Management Group. Interest income, income from lease contracts, fair value gains from financial instruments (including derivatives), income from mortgage servicing rights and guarantee products, letter of credit fees, non-refundable fees associated with acquiring or originating a loan and gains from the sale of financial assets are outside of the scope of Topic 606.
Table 82 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams shown on our Consolidated Income Statement. For a description of the fee-based revenue and how it is recognized for each segment’s principal products and services, see Note 23 Fee-based Revenue from Contracts with Customers in our 2024 Form 10-K.
Table 82: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees	$—	$—	$239	$—	$—	$227
Brokerage fees	152	—	—	137	—	—
Total asset management and brokerage	152	—	239	137	—	227
Card and cash management
Treasury management fees	10	390	—	10	357	—
Debit card fees	169	—	—	167	—	—
Net credit card fees (a)	41	—	—	45	—	—
Merchant services	35	17	—	37	19	—
Other	20	—	—	22	—	—
Total card and cash management	275	407	—	281	376	—
Lending and deposit services
Deposit account fees	161	—	—	155	—	—
Other	17	7	—	16	9	—
Total lending and deposit services	178	7	—	171	9	—
Residential and commercial mortgage (b)	—	29	—	—	30	—
Capital markets and advisory	—	217	—	—	190	—
Other	—	11	—	—	17	—
Total in-scope noninterest income	605	671	239	589	622	227
Out-of-scope noninterest income (c)	101	307	4	175	266	3
Noninterest income by business segment	$706	$978	$243	$764	$888	$230
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$1,515			$1,438
Out-of-scope business segment noninterest income (c)			412			444
Noninterest income from Other (d)			49			(1)
Noninterest income as shown on the Consolidated Income Statement			$1,976			$1,881
(a)Net credit card fees consist of interchange fees of $162 million and $158 million and credit card reward costs totaled $121 million and $113 million for the three months ended March 31, 2025 and 2024, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
(d)Includes residual activities from corporate operations. For additional information, see Note 14 Segment Reporting.

The PNC Financial Services Group, Inc. – Form 10-Q 89

GLOSSARY

DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2024 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	ISDA	International Swaps and Derivatives Association
ALCO	Asset and Liability Committee	LCR	Liquidity coverage ratio
ALLL	Allowance for loan and lease losses	LGD	Loss given default
AOCI	Accumulated other comprehensive income	LIHTC	Low income housing tax credit
ASC	Accounting Standards Codification	LLC	Limited liability company
ASU	Accounting Standards Update	LTV	Loan-to-value ratio
BHC	Bank holding company	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
bps	Basis points	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NII	Net interest income
CECL	Current Expected Credit Losses	NMTC	New market tax credit
CET1	Common equity tier 1	NSFR	Net stable funding ratio
CFPB	Consumer Financial Protection Bureau	OCC	Office of the Comptroller of the Currency
CODM	Chief operating decision maker	OCI	Other comprehensive income
CRA	Community Reinvestment Act	OREO	Other real estate owned
EVE	Economic value of equity	OTC	Over-the-counter
FDIC	Federal Deposit Insurance Corporation	PCD	Purchased credit deteriorated
FDM	Financial difficulty modification	PD	Probability of default
FHLB	Federal Home Loan Bank	RAC	Reserve Adequacy Committee
FHLMC	Federal Home Loan Mortgage Corporation	ROAP	Removal of account provisions
FICO	Fair Isaac Corporation (credit score)	SCB	Stress capital buffer
FNMA	Federal National Mortgage Association	SEC	Securities and Exchange Commission
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
FRB	Federal Reserve Bank	SPE	Special purpose entity
FTP	Funds transfer pricing	U.S.	United States of America
GAAP	Accounting principles generally accepted in the United States of America	VaR	Value-at-risk
GDP	Gross domestic product	VIE	Variable interest entity
GNMA	Government National Mortgage Association
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 13 Legal Proceedings, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There are no material changes from any of the risk factors previously disclosed in our 2024 Form 10-K in response to Part I, Item 1A.

90    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the first quarter of 2025 are included in the following table:

2025 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 - 31	187	$197.46	185	41,344
February 1 - 28	629	$195.06	224	41,120
March 1 - 31	586	$175.03	586	40,534
Total	1,402	$187.01	995
(a)Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. See Note 16 Employee Benefit Plans and Note 17 Stock Based Compensation Plans in our 2024 Form 10-K, which include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 41% were still available for repurchase at March 31, 2025. Second quarter 2025 share repurchase activity is expected to increase as compared to recent quarterly average share repurchase levels. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2024 is the regulatory minimum of 2.5%.

ITEM 5. OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of PNC’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed or furnished with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.32	The Corporation’s Executive Severance Plan dated as of March 21, 2025, incorporated herein by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed March 27, 2025

10.33	Offer Letter for Mark Wiedman

10.34	Waiver and Release of Claims Agreement, dated as of April 28, 2025

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.

The PNC Financial Services Group, Inc. – Form 10-Q 91

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

92    The PNC Financial Services Group, Inc. – Form 10-Q

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
Dividend Policy
Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors currently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process, which includes setting PNC’s SCB, as described in the Capital Management portion of the Risk Management section of this Report and in the Supervision and Regulation section in Item 1 of our 2024 Form 10-K.
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
Stock Transfer Agent and Registrar
Computershare
150 Royall Street, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 2, 2025 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 93