Form 10-Q
period 2025-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2025-08-01
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
    Yes  ☐  No  ☒
As of July 15, 2025, there were 393,807,382 shares of the registrant’s common stock ($5 par value) outstanding.

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

The PNC Financial Services Group, Inc. – Form 10-Q 1

Selected Financial Data

The following tables include selected financial data which should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance:
Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended			Six months ended
	June 30	March 31	June 30	June 30	June 30
	2025	2025	2024	2025	2024
Summary of Operations (a)
Net interest income	$3,555	$3,476	$3,302	$7,031	$6,566
Noninterest income	2,106	1,976	2,109	4,082	3,990
Total revenue	5,661	5,452	5,411	11,113	10,556
Provision for credit losses	254	219	235	473	390
Noninterest expense	3,383	3,387	3,357	6,770	6,691
Income before income taxes and noncontrolling interests	2,024	1,846	1,819	3,870	3,475
Income taxes	381	347	342	728	654
Net income	$1,643	$1,499	$1,477	$3,142	$2,821
Net income attributable to common shareholders	$1,542	$1,408	$1,362	$2,950	$2,609
Per Common Share
Basic	$3.86	$3.52	$3.39	$7.37	$6.49
Diluted	$3.85	$3.51	$3.39	$7.37	$6.48
Book value per common share	$131.61	$127.98	$116.70
Performance Ratios
Net interest margin (non-GAAP) (b)	2.80%	2.78%	2.60%	2.79%	2.58%
Noninterest income to total revenue	37%	36%	39%	37%	38%
Efficiency	60%	62%	62%	61%	63%
Return on:
Average common shareholders’ equity	12.20%	11.60%	12.16%	11.91%	11.78%
Average assets	1.17%	1.09%	1.05%	1.13%	1.01%
(a)The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.
(b)See explanation and reconciliation of this non-GAAP measure in the Average Consolidated Balance Sheet and Net Interest Analysis and Non-GAAP Financial Information sections of this Item 2.

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	June 30 2025	December 31 2024	June 30 2024
Balance Sheet Highlights (a)
Assets	$559,107	$560,038	$556,519
Loans	$326,340	$316,467	$321,429
Allowance for loan and lease losses	$4,523	$4,486	$4,636
Interest-earning deposits with banks	$24,455	$39,347	$33,039
Investment securities	$142,348	$139,732	$138,645
Total deposits	$426,696	$426,738	$416,391
Borrowed funds	$60,424	$61,673	$71,391
Total shareholders’ equity	$57,607	$54,425	$52,642
Common shareholders’ equity	$51,854	$48,676	$46,397
Other Selected Ratios
Common equity Tier 1 (b)	10.5%	10.5%	10.2%
Loans to deposits	76%	74%	77%
Common shareholders’ equity to total assets	9.3%	8.7%	8.3%
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of applicable periods presented.
(b)The December 31, 2024 and June 30, 2024 ratios are calculated to reflect PNC’s election to adopt the CECL optional five-year transition provisions. The impact of the provisions was phased-in to regulatory capital through December 31, 2024.

2    The PNC Financial Services Group, Inc. – Form 10-Q

Income Statement Highlights

Net income of $1.6 billion, or $3.85 per diluted common share, for the second quarter of 2025 increased $144 million, or 10%, compared to $1.5 billion, or $3.51 per diluted common share, for the first quarter of 2025, primarily due to higher noninterest and net interest income, partially offset by a higher provision for credit losses.
•For the three months ended June 30, 2025 compared to the three months ended March 31, 2025:
•Total revenue of $5.7 billion increased $209 million, or 4%.
•Net interest income of $3.6 billion increased $79 million, or 2%, driven by loan growth, the continued benefit of fixed rate asset repricing and one additional day in the quarter.
•Net interest margin increased 2 basis points to 2.80%.
•Noninterest income of $2.1 billion increased $130 million, or 7%, primarily due to Visa related activity and other positive valuation adjustments as well as higher card and cash management revenue. The second quarter of 2025 included positive $2 million of Visa derivative fair value adjustments, compared to negative $40 million in the first quarter of 2025.
•Provision for credit losses was $254 million in the second quarter of 2025 and was driven by net charge-offs and a net increase in the ACL due to changes in macroeconomic scenarios, tariff related considerations and portfolio activity, including loan growth. The first quarter of 2025 included a provision for credit losses of $219 million.
•Noninterest expense was stable compared to the first quarter of 2025, reflecting a continued focus on expense management, offset by seasonally higher marketing spend and expenses related to continued technology investment.

Net income of $3.1 billion, or $7.37 per diluted common share, for the first six months of 2025 increased $321 million, or 11%, compared to $2.8 billion, or $6.48 per diluted common share, for the same period in 2024 driven by higher net interest and noninterest income, partially offset by a higher provision for credit losses and increased noninterest expense.
•For the six months ended June 30, 2025 compared to the six months ended June 30, 2024:
•Total revenue increased $557 million, or 5%, to $11.1 billion.
•Net interest income increased $465 million, or 7%, primarily due to the benefit of lower funding costs and continued repricing of fixed rate assets.
•Net interest margin increased 21 basis points.
•Noninterest income increased $92 million, or 2%, primarily due to higher capital markets and advisory fees, asset management and brokerage income and card and cash management revenue, partially offset by lower other noninterest income. Other noninterest income for the first six months of 2024 included the benefit of $141 million of significant items recognized in the second quarter of 2024.
•Provision for credit losses was $473 million in the first six months of 2025 and was driven by net charge-offs and a net increase in the ACL due to changes in macroeconomic scenarios, tariff related considerations and portfolio activity, including loan growth. The first six months of 2024 included a provision for credit losses of $390 million.
•Noninterest expense increased $79 million, or 1%, compared to the first six months of 2024, due to higher expenses related to personnel and technology investments as well as increased marketing spend, partially offset by other noninterest expense. Other noninterest expense included $120 million of significant items in the second quarter of 2024 as well as a $130 million pre-tax expense in the first quarter of 2024 related to the FDIC’s special assessment.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was well positioned at June 30, 2025. In comparison to December 31, 2024:
•Total assets of $559.1 billion were stable reflecting lower balances held with the FRB, partially offset by higher loans and securities balances.
•Total loans of $326.3 billion increased $9.9 billion, or 3%.
•Total commercial loans increased $10.8 billion, or 5%, to $227.0 billion, due to growth in the commercial and industrial portfolio, reflecting new production and higher utilization of loan commitments, partially offset by lower commercial real estate loans.
•Total consumer loans decreased $1.0 billion, or 1%, to $99.3 billion primarily due to lower residential real estate loans as paydowns outpaced originations, partially offset by growth in the auto loan portfolio.
•Investment securities increased $2.6 billion, or 2%, to $142.3 billion due to net purchase activity, primarily of agency residential mortgage-backed securities.
•Interest-earning deposits with banks, primarily with the FRB, decreased $14.9 billion, or 38%, to $24.5 billion, primarily driven by higher loans and securities balances.
•Total deposits were stable as lower interest-bearing deposits were offset by higher noninterest-bearing deposits.
•Borrowed funds decreased $1.2 billion, or 2%, to $60.4 billion due to lower FHLB advances, partially offset by higher senior debt outstanding.
The PNC Financial Services Group, Inc. – Form 10-Q 3

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights

The second quarter of 2025 reflected solid credit quality performance.
•At June 30, 2025 compared to December 31, 2024:
•Overall loan delinquencies of $1.3 billion decreased $79 million, or 6%, reflecting lower consumer and commercial loan delinquencies.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.3 billion at June 30, 2025, compared to $5.2 billion at December 31, 2024. The increase in reserves was driven primarily by changes in macroeconomic scenarios. ACL to total loans was 1.62% at June 30, 2025, compared to 1.64% at December 31, 2024.
•Nonperforming assets of $2.1 billion decreased $0.2 billion, or 9%, primarily driven by lower commercial nonperforming loans, including lower commercial real estate nonperforming loans.
•Net loan charge-offs of $198 million, or 0.25% of average loans, in the second quarter of 2025 decreased $7 million compared to the first quarter of 2025, due to lower consumer net loan charge-offs, partially offset by higher commercial net loan charge-offs, primarily related to the commercial real estate portfolio.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $51.9 billion at June 30, 2025 increased $3.2 billion compared to December 31, 2024, due to the benefit of net income and an improvement in AOCI, partially offset by common dividends paid and common share repurchases.
•In the second quarter of 2025, PNC returned $1.0 billion of capital to shareholders, including more than $0.6 billion of dividends on common shares and more than $0.3 billion of common share repurchases.
•On July 3, 2025, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.70 per share, an increase of 10 cents, or 6%, per share. The dividend is payable on August 5, 2025 to shareholders of record at the close of business July 15, 2025.
•Our CET1 ratio was 10.5% at both June 30, 2025 and December 31, 2024.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. Based on the results of the Federal Reserve's 2025 annual stress test, PNC’s SCB for the four-quarter period beginning October 1, 2025 will remain at the regulatory minimum of 2.5%. For additional information on our liquidity and capital actions as well as our capital ratios, see Capital Management in the Risk Management section in this Financial Review, the Recent Regulatory Developments section in this Financial Review and the Supervision and Regulation section in our 2024 Form 10-K.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•The economic fundamentals remain solid in mid-2025. The labor market has eased but job growth continues, and job and income gains have supported consumer spending growth in the first half of 2025. However, downside risks have materially increased with recent substantial changes to U.S. tariffs and corresponding policy changes by U.S. trading partners.
•PNC’s baseline forecast remains for continued expansion, but slower economic growth in 2025 than in 2024. Tariffs and the uncertainty surrounding them will weigh on consumer spending and business investment. High interest rates remain a drag on the economy, consumer spending growth will slow to a pace more consistent with household income growth, and government’s contribution to economic growth will be smaller.
•The baseline forecast is for real GDP growth of around 1.5% in 2025 and 2026, with the unemployment rate increasing to around 4.5% over the next year. However, the recent turbulence in trade policy indicates that growth may be significantly weaker than in this forecast and the unemployment rate higher. The higher tariffs rates are, the longer they remain in place, and the more uncertainty that exists around them, the weaker economic growth will be and the higher the unemployment rate will be. The longer trade disputes persist, the greater the likelihood of near-term recession.
•The baseline forecast is for one federal funds rate cut of 25 basis points this year, at the last FOMC meeting of 2025, with additional rate cuts of 25 basis points at each of the first two FOMC meetings of 2026. This would put the federal funds rate in a range of 3.50% to 3.75% by the spring of next year. High inflation could mean less monetary easing than in the forecast,

4    The PNC Financial Services Group, Inc. – Form 10-Q

but if the economy enters recession the Federal Reserve could cut the federal funds rate more aggressively this year.

Consistent with the forward guidance we provided on July 16, 2025, for the third quarter of 2025, compared to the second quarter of 2025, we expect:
•Average loans to be up approximately 1%,
•Net interest income to be up approximately 3%,
•Fee income to be up 3% to 4%,
•Other noninterest income to be $150 million to $200 million,
•Total revenue to be up 2% to 3%,
•Noninterest expense to be up approximately 2%, and
•Net loan charge-offs to be $275 million to $300 million.

Consistent with the forward guidance we provided on July 16, 2025, for the full year 2025, compared to the full year of 2024, we expect:
•Average loans to be up approximately 1%,
•Net interest income to be up approximately 7%,
•Noninterest income to be up 4% to 5%,
•Revenue to be up approximately 6%,
•Noninterest expense to be up approximately 1%, and
•The effective tax rate to be approximately 19%.

Other noninterest income, noninterest income and total revenue guidance does not forecast net securities gains or losses or Visa activity.

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
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 1 of this Report.

Net income of $1.6 billion, or $3.85 per diluted common share, for the second quarter of 2025 increased $144 million, or 10%, compared to $1.5 billion, or $3.51 per diluted common share, for the first quarter of 2025, primarily due to higher noninterest and net interest income, partially offset by a higher provision for credit losses. Net income of $3.1 billion, or $7.37 per diluted common share, for the first six months of 2025 increased $321 million, or 11%, compared to $2.8 billion, or $6.48 per diluted common share, for the same period in 2024, driven by higher net interest and noninterest income, partially offset by a higher provision for credit losses and increased noninterest expense.
The PNC Financial Services Group, Inc. – Form 10-Q 5

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	June 30, 2025			March 31, 2025
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$141,935	3.26%	$1,155	$142,181	3.17%	$1,129
Loans	322,754	5.70%	4,633	316,624	5.70%	4,495
Interest-earning deposits with banks (b)	31,570	4.38%	350	34,614	4.42%	381
Other	11,348	5.66%	160	10,147	6.02%	153
Total interest-earning assets/interest income	$507,607	4.93%	6,298	$503,566	4.90%	6,158
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$329,833	2.24%	1,845	$328,281	2.23%	1,808
Borrowed funds	65,293	5.31%	870	64,505	5.25%	846
Total interest-bearing liabilities/interest expense	$395,126	2.74%	2,715	$392,786	2.72%	2,654
Interest rate spread		2.19%			2.18%
Impact of noninterest-bearing sources		0.61			0.60
Net interest margin/income (non-GAAP)		2.80%	3,583		2.78%	3,504
Taxable-equivalent adjustments			(28)			(28)
Net interest income (GAAP)			$3,555			$3,476

	June 30, 2025			June 30, 2024
Six months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$142,058	3.22%	$2,284	$138,370	2.74%	$1,894
Loans	319,706	5.70%	9,128	320,263	6.03%	9,719
Interest-earning deposits with banks (b)	33,209	4.38%	731	44,682	5.47%	1,223
Other	10,750	5.83%	313	8,641	6.95%	300
Total interest-earning assets/interest income	$505,723	4.92%	12,456	$511,956	5.11%	13,136
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$329,061	2.24%	3,653	$321,115	2.60%	4,161
Borrowed funds	64,901	5.28%	1,716	76,523	6.06%	2,341
Total interest-bearing liabilities/interest expense	$393,962	2.73%	5,369	$397,638	3.25%	6,502
Interest rate spread		2.19%			1.86
Impact of noninterest-bearing sources		0.60			0.72
Net interest margin/income (non-GAAP)		2.79%	7,087		2.58%	6,634
Taxable-equivalent adjustments			(56)			(68)
Net interest income (GAAP)			$7,031			$6,566
(a)Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. For more information, see Table 37 Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP).
(b)Interest income from Interest-earning deposits with banks primarily includes interest earned on our balances held with the FRB and is reported as Other interest income on our Consolidated Income Statement.
Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid and noninterest-bearing sources of funding. See Table 36 Average Consolidated Balance Sheet And Net Interest Analysis for additional information.

Net interest income increased $79 million, or 2%, and net interest margin increased 2 basis points, compared to the first quarter of 2025, driven by loan growth, the continued benefit of fixed rate asset repricing and one additional day in the quarter. Net interest income increased $465 million, or 7%, and net interest margin increased 21 basis points, compared to the first six months of 2024, primarily due to the benefit of lower funding costs and the continued repricing of fixed rate assets.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Average investment securities were stable, compared to the first quarter of 2025. Average investment securities increased $3.7 billion, or 3%, compared to the first six months of 2024, driven by net purchase activity of U.S. Treasury and government agency securities. Average investment securities represented 28% of average interest-earning assets for both the second and first quarters of 2025, and 28% for the first six months of 2025 compared to 27% for the first six months of 2024.

Average loans increased $6.1 billion, or, 2%, compared to the first quarter of 2025, driven by growth in commercial and industrial loans, reflecting strong new production and increased utilization of loan commitments, partially offset by a decline in commercial real estate loans. Compared to the first six months of 2024, average loans were stable. Average loans represented 64% of average interest-earning assets for the second quarter of 2025, compared to 63% for the first quarter of 2025, and 63% for both year-to-date periods.

Average interest-earning deposits with banks for the second quarter of 2025 decreased $3.0 billion, or 9%, compared to the first quarter of 2025, primarily driven by loan growth. Compared to the first six months of 2024, average interest-earning deposits with banks decreased $11.5 billion, or 26%, primarily due to lower borrowed funds outstanding.

Average interest-bearing deposits for the second quarter of 2025 were stable compared to the first quarter of 2025. Compared to the first six months of 2024 average interest-bearing deposits increased $7.9 billion, or 2%, as higher commercial deposits were partially offset by lower brokered time deposits. In total, average interest-bearing deposits represented 83% of average interest-bearing liabilities for the second quarter of 2025, compared to 84% for the first quarter of 2025, and 84% for the first six months of 2025 compared to 81% for the first six months of 2024.

Average borrowed funds increased $0.8 billion, or 1%, compared to the first quarter of 2025, and included higher senior debt outstanding. Average borrowed funds decreased $11.6 billion, or 15%, in the year-to-date comparison, primarily driven by lower FHLB advances, partially offset by higher senior debt outstanding.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Six months ended
	June 30	March 31	Change		June 30	June 30	Change
Dollars in millions	2025	2025	$	%	2025	2024	$	%
Noninterest income
Asset management and brokerage	$391	$391	$—	—%	$782	$728	$54	7%
Capital markets and advisory	321	306	15	5%	627	531	96	18%
Card and cash management	737	692	45	7%	1,429	1,377	52	4%
Lending and deposit services	317	316	1	—%	633	609	24	4%
Residential and commercial mortgage	128	134	(6)	(4)%	262	278	(16)	(6)%
Other income
Gain on Visa shares exchange program	—	—	—	*	—	754	(754)	*
Securities gains (losses)	—	(2)	2	*	(2)	(499)	497	*
Other	212	139	73	53%	351	212	139	66%
Total other income	212	137	75	55%	349	467	(118)	(25)%
Total noninterest income	$2,106	$1,976	$130	7%	$4,082	$3,990	$92	2%
*-Not meaningful

Noninterest income as a percentage of total revenue was 37% for the second quarter of 2025 compared to 36% for the first quarter of 2025, and 37% for the first six months of 2025 compared to 38% for the same period in 2024.

Asset management and brokerage fees were stable compared to the first quarter of 2025. The increase in the year-to-date comparison reflected the impact of higher average equity markets. PNC’s discretionary client assets under management of $217 billion at June 30, 2025 increased compared to $210 billion at March 31, 2025, and $196 billion at June 30, 2024. Compared to June 30, 2024, the increase included the impact from higher spot equity markets and positive net flows.

Capital markets and advisory fees increased compared to the first quarter of 2025, reflecting an increase in trading revenue, primarily related to derivative sales. The increase in the year-to-date comparison was primarily due to increased trading revenue and higher merger and acquisition advisory activity.

The PNC Financial Services Group, Inc. – Form 10-Q 7

Card and cash management revenue increased compared to the first quarter of 2025, as a result of seasonally higher consumer transaction volumes and growth in treasury management product revenue. The increase compared to the first six months of 2024 was primarily due to higher treasury management product revenue.

Lending and deposit services were stable compared to the first quarter of 2025. The increase compared to the first six months of 2024 reflected increased customer activity and growth in consumer checking accounts.

Residential and commercial mortgage decreased in both the quarterly and year-to-date comparisons, primarily due to lower residential mortgage revenue.

Other noninterest income increased compared to the first quarter of 2025, reflecting Visa related activity and other positive valuation adjustments, partially offset by lower private equity revenue. Visa derivative adjustments were positive $2 million in the second quarter of 2025 compared to negative $40 million in the first quarter of 2025. Compared to the first six months of 2024, other noninterest income decreased reflecting the benefit of $141 million of significant items recognized in the second quarter of 2024. Visa derivative adjustments were negative $38 million for the first six months of 2025 compared to negative $123 million for the same period in 2024.

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Six months ended
	June 30	March 31	Change		June 30	June 30	Change
Dollars in millions	2025	2025	$	%	2025	2024	$	%
Noninterest expense
Personnel	$1,889	$1,890	$(1)	—%	$3,779	$3,576	$203	6%
Occupancy	235	245	(10)	(4)%	480	480	—	—%
Equipment	394	384	10	3%	778	697	81	12%
Marketing	99	85	14	16%	184	157	27	17%
Other	766	783	(17)	(2)%	1,549	1,781	(232)	(13)%
Total noninterest expense	$3,383	$3,387	$(4)	—%	$6,770	$6,691	$79	1%

Noninterest expense was stable compared to the first quarter of 2025, reflecting a continued focus on expense management, partially offset by seasonally higher marketing spend and expenses related to continued technology investment. Noninterest expense increased compared to the first six months of 2024, due to higher expenses related to personnel and technology investments as well as increased marketing spend, partially offset by other noninterest expense. Other noninterest expense included $120 million of significant items in the second quarter of 2024 as well as a $130 million pre-tax expense in the first quarter of 2024 related to the FDIC’s special assessment.

Effective Income Tax Rate

The effective income tax rate was 18.8% for both the second and first quarters of 2025, and for the first six months of 2025 and 2024.

Provision For Credit Losses
Table 6: Provision for Credit Losses

	Three months ended			Six months ended
	June 30	March 31	Change	June 30	June 30	Change
Dollars in millions	2025	2025	$	2025	2024	$
Provision for (recapture of) credit losses
Loans and leases	$171	$260	$(89)	$431	$351	$80
Unfunded lending related commitments	84	(46)	130	38	54	(16)
Investment securities	(1)	3	(4)	2	(10)	12
Other financial assets	—	2	(2)	2	(5)	7
Total provision for credit losses	$254	$219	$35	$473	$390	$83

The provision for credit losses was $254 million and $473 million for the three and six months ended June 30, 2025, respectively. Both periods were driven by net charge-offs and a net increase in the ACL due to changes in macroeconomic scenarios, tariff related considerations and portfolio activity, including loan growth.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 1 of this Report.
Table 7: Summarized Balance Sheet Data

	June 30	December 31	Change
Dollars in millions	2025	2024	$	%
Assets
Interest-earning deposits with banks	$24,455	$39,347	$(14,892)	(38)%
Loans held for sale	1,837	850	987	116%
Investment securities	142,348	139,732	2,616	2%
Loans	326,340	316,467	9,873	3%
Allowance for loan and lease losses	(4,523)	(4,486)	(37)	(1)%
Mortgage servicing rights	3,467	3,711	(244)	(7)%
Goodwill	10,932	10,932	—	—%
Other	54,251	53,485	766	1%
Total assets	$559,107	$560,038	$(931)	—%
Liabilities
Deposits	$426,696	$426,738	$(42)	—%
Borrowed funds	60,424	61,673	(1,249)	(2)%
Allowance for unfunded lending related commitments	759	719	40	6%
Other	13,573	16,439	(2,866)	(17)%
Total liabilities	501,452	505,569	(4,117)	(1)%
Equity
Total shareholders’ equity	57,607	54,425	3,182	6%
Noncontrolling interests	48	44	4	9%
Total equity	57,655	54,469	3,186	6%
Total liabilities and equity	$559,107	$560,038	$(931)	—%

Our balance sheet was well positioned at June 30, 2025. In comparison to December 31, 2024:
•Total assets were stable reflecting lower balances held with the FRB, offset by higher loans and securities balances.
•Total liabilities decreased and included lower trading liabilities and borrowed funds.
•Total equity increased due to the benefit of net income and an improvement in AOCI, partially offset by dividends paid and common shares repurchased.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our ACL related to loans is included in the Credit Risk Management section and Critical Accounting Estimates and Judgements section of this Financial Review and in Note 3 Loans and Related Allowance for Credit Losses. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section and the Recent Regulatory Developments section in this Financial Review and in Note 19 Regulatory Matters in our 2024 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 8: Loans

	June 30	December 31	Change
Dollars in millions	2025	2024	$	%
Commercial
Commercial and industrial	$188,830	$175,790	$13,040	7%
Commercial real estate	31,250	33,619	(2,369)	(7)%
Equipment lease financing	6,928	6,755	173	3%
Total commercial	227,008	216,164	10,844	5%
Consumer
Residential real estate	45,257	46,415	(1,158)	(2)%
Home equity	25,928	25,991	(63)	—%
Automobile	15,892	15,355	537	3%
Credit card	6,570	6,879	(309)	(4)%
Education	1,547	1,636	(89)	(5)%
Other consumer	4,138	4,027	111	3%
Total consumer	99,332	100,303	(971)	(1)%
Total loans	$326,340	$316,467	$9,873	3%

Commercial loans increased due to growth in the commercial and industrial portfolio, reflecting new production and higher utilization of loan commitments, partially offset by lower commercial real estate loans.

Consumer loans decreased primarily due to lower residential real estate loans as paydowns outpaced originations, partially offset by growth in the auto loan portfolio.

For additional information regarding our loan portfolio see the Credit Risk Management portion of the Risk Management section in this Financial Review and Note 3 Loans and Related Allowance for Credit Losses.

Investment Securities

Total investment securities of $142.3 billion at June 30, 2025 increased $2.6 billion, or 2%, compared to December 31, 2024, due to net purchase activity, primarily of agency residential mortgage-backed securities.

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

Table 9: Investment Securities (a)

	June 30, 2025		December 31, 2024
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$52,391	$51,591	$53,382	$52,075
Agency residential mortgage-backed	77,268	72,156	73,760	67,117
Non-agency residential mortgage-backed	704	795	744	822
Agency commercial mortgage-backed	3,917	3,840	3,032	2,875
Non-agency commercial mortgage-backed (c)	1,082	1,077	1,542	1,523
Asset-backed (d)	4,988	5,062	5,733	5,793
Other (e)	4,620	4,535	4,998	4,892
Total investment securities (f)	$144,970	$139,056	$143,191	$135,097
(a)Of our total securities portfolio, 97% were rated AAA/AA at both June 30, 2025 and December 31, 2024.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $68 million at June 30, 2025 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2024 was $91 million.
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

Table 9 presents our investment securities portfolio by amortized cost and fair value. The difference between fair value and amortized cost at June 30, 2025 primarily reflected the impact of higher interest rates on the valuation of fixed-rate securities. We continually

10    The PNC Financial Services Group, Inc. – Form 10-Q

monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.
The duration of investment securities was 3.4 years and 3.5 years at June 30, 2025 and December 31, 2024, respectively. We estimate that at June 30, 2025 the effective duration of investment securities was 3.4 years for both an immediate 50 basis points parallel increase and decrease in interest rates. Comparable amounts at December 31, 2024 for the effective duration of investment securities were 3.4 years and 3.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.2 years and 5.3 years at June 30, 2025 and December 31, 2024, respectively.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

June 30, 2025	Years
Agency residential mortgage-backed	6.5
Non-agency residential mortgage-backed	10.1
Agency commercial mortgage-backed	3.6
Non-agency commercial mortgage-backed	0.5
Asset-backed	2.1

Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 11 Fair Value.

Funding Sources

Table 11: Details of Funding Sources

	June 30	December 31	Change
Dollars in millions	2025	2024	$	%
Deposits
Noninterest-bearing	$93,253	$92,641	$612	1%
Interest-bearing
Money market	72,259	73,801	(1,542)	(2)%
Demand	127,794	128,810	(1,016)	(1)%
Savings	96,732	97,147	(415)	—%
Time deposits (a)	36,658	34,339	2,319	7%
Total interest-bearing deposits	333,443	334,097	(654)	—%
Total deposits	426,696	426,738	(42)	—%
Borrowed funds
Federal Home Loan Bank advances	18,000	22,000	(4,000)	(18)%
Senior debt	35,750	32,497	3,253	10%
Subordinated debt	3,490	4,104	(614)	(15)%
Other	3,184	3,072	112	4%
Total borrowed funds	60,424	61,673	(1,249)	(2)%
Total funding sources	$487,120	$488,411	$(1,291)	—%
(a) Includes $5.6 billion of certain brokered time deposits accounted for under the fair value option at June 30, 2025.

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2024, our funding source composition included lower borrowed funds outstanding and stable deposit balances. This shift in composition contributed to a decrease in funding costs compared to the fourth quarter of 2024.

Total deposits compared to December 31, 2024 were stable as lower interest-bearing deposits were offset by higher noninterest-bearing deposits. The decrease in interest-bearing deposits was due to lower commercial and consumer balances, partially offset by higher brokered time deposits. The increase in noninterest-bearing deposits was due to higher consumer and commercial balances. Our total brokered deposit balance of $8.0 billion at June 30, 2025 increased compared to $7.3 billion at December 31, 2024, and was significantly below both our internal and regulatory guidelines and limits.

Borrowed funds decreased due to lower FHLB advances, partially offset by higher senior debt outstanding.

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, capital considerations, and funding needs, which are primarily driven by changes in loan, deposit and investment securities balances. While
The PNC Financial Services Group, Inc. – Form 10-Q 11

our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses, we also manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Liquidity and Capital Management portion of the Risk Management section and the Recent Regulatory Developments section in this Financial Review and in Note 19 Regulatory Matters of our 2024 Form 10-K for additional information regarding our liquidity and capital activities. See Note 7 Borrowed Funds in this Report and Note 9 Borrowed Funds in our 2024 Form 10-K for additional information related to our borrowings. See the Average Consolidated Balance Sheet and Net Interest Analysis section of this Financial Review for additional information on volume and related funding cost changes.
Shareholders’ Equity
Total shareholders’ equity of $57.6 billion at June 30, 2025 increased $3.2 billion, or 6%, compared to December 31, 2024, primarily due to net income of $3.1 billion and an improvement in AOCI of $1.9 billion, partially offset by dividends paid of $1.4 billion and $0.5 billion of common share repurchases.
BUSINESS SEGMENTS REVIEW
We have three reportable business segments: Retail Banking, Corporate & Institutional Banking and the Asset Management Group. Our reportable business segments are defined by the nature of products and services, types of customers, methods used to distribute products or provide services and similar financial performance.

Total business segment financial results differ from our consolidated reporting due to the remaining corporate operations, or other activities, that do not meet the criteria for disclosure as a separate reportable business. These other activities include residual activities such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from FTP operations. See Table 82 in Note 14 Segment Reporting for additional information.

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

Table 12: Retail Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2025	2024	$	%
Income Statement
Net interest income (a)(b)	$5,810	$5,338	$472	9%
Noninterest income	1,488	2,173	(685)	(32)%
Total revenue (a)(b)	7,298	7,511	(213)	(3)%
Provision for credit losses	251	145	106	73%
Noninterest expense (c)
Personnel	1,077	1,074	3	—%
Segment allocations (d)	1,945	1,867	78	4%
Depreciation and amortization	173	153	20	13%
Other (e)	597	584	13	2%
Total noninterest expense	3,792	3,678	114	3%
Pretax earnings (a)(b)	3,255	3,688	(433)	(12)%
Income taxes (a)(b)	756	861	(105)	(12)%
Noncontrolling interests	19	19	—	—%
Earnings (a)(b)	$2,480	$2,808	$(328)	(12)%
Average Balance Sheet
Loans held for sale	$867	$560	$307	55%
Loans (a)
Consumer
Residential real estate	$34,920	$36,394	$(1,474)	(4)%
Home equity	24,548	24,600	(52)	—%
Automobile	15,491	14,812	679	5%
Credit card	6,525	6,885	(360)	(5)%
Education	1,612	1,877	(265)	(14)%
Other consumer	1,756	1,758	(2)	—%
Total consumer	84,852	86,326	(1,474)	(2)%
Commercial	12,783	12,704	79	1%
Total loans	$97,635	$99,030	$(1,395)	(1)%
Total assets (a)	$114,601	$116,856	$(2,255)	(2)%
Deposits (a)
Noninterest-bearing	$51,833	$53,505	$(1,672)	(3)%
Interest-bearing (b)	190,381	187,010	3,371	2%
Total deposits	$242,214	$240,515	$1,699	1%
Performance Ratios (a)(b)
Return on average assets	4.36%	4.85%
Noninterest income to total revenue	20%	29%
Efficiency	52%	49%
Supplemental Noninterest Income Information
Asset management and brokerage	$302	$272	$30	11%
Card and cash management	$624	$636	$(12)	(2)%
Lending and deposit services	$374	$360	$14	4%
Residential and commercial mortgage	$126	$167	$(41)	(25)%
Other income - Gain on Visa shares exchange program	$—	$754	$(754)	(100)%
The PNC Financial Services Group, Inc. – Form 10-Q 13

(Continued from previous page)

At or for six months ended June 30			Change
Dollars in millions, except as noted	2025	2024	$	%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (f)
Serviced portfolio balance (g)	$189	$204	$(15)	(7)%
MSR asset value (g)	$2.5	$2.7	$(0.2)	(7)%
Servicing income: (in millions)
Servicing fees, net (h)	$131	$149	$(18)	(12)%
Mortgage servicing rights valuation, net of economic hedge	$(2)	$(20)	$18	90%
Residential mortgage loan statistics
Loan origination volume (in billions)	$2.7	$3.0	$(0.3)	(10)%
Loan sale margin percentage	0.78%	2.21%
Other Information
Credit-related statistics
Nonperforming assets (g)	$812	$840	$(28)	(3)%
Net charge-offs - loans and leases	$264	$277	$(13)	(5)%
Other statistics
Branches (g)(i)	2,218	2,247	(29)	(1)%
Brokerage account client assets (in billions) (g)(j)	$87	$81	$6	7%
(a)During the second quarter of 2025, certain loans and deposits, and the associated income statement impact, were transferred from the Asset Management Group to Retail Banking to better align products and services with the appropriate business segment. Prior periods have been adjusted to conform with the current presentation.
(b)During the second quarter of 2025, brokered time deposits, and the associated income statement impact, were reclassified from Retail Banking to other activities, reflecting their use for asset and liability management. Prior periods have been adjusted to conform with the current presentation.
(c)As a result of an organizational realignment, certain expenses were reclassified as corporate operations and were moved from Retail Banking to other activities during the second quarter of 2025. Prior periods have been adjusted to conform with the current presentation.
(d)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(e)Other is primarily comprised of other direct expenses including outside services and equipment expense.
(f)Represents mortgage loan servicing balances for third parties and the related income.
(g)As of June 30.
(h)Servicing fees net of impact of decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans paid off during the period.
(i)Reflects all branches excluding standalone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(j)Includes cash and money market balances.

Retail Banking earnings for the first six months of 2025 decreased $328 million compared to the same period in 2024 as a result of lower noninterest income, higher noninterest expense and higher provision for credit losses, partially offset by higher net interest income.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits.

Noninterest income decreased in the comparison driven by a gain of $754 million from the Visa exchange program that occurred in the second quarter of 2024.

Provision for credit losses for the first six months of 2025 was driven by net charge-offs and changes in the ACL due to macroeconomic scenarios and portfolio activity.

Noninterest expense increased in the comparison primarily due to technology investments and higher marketing spend.

Retail Banking average total loans decreased in the first six months of 2025 compared to the same period in 2024. Average consumer loans decreased as growth in the automobile portfolio was more than offset by lower residential real estate, as a result of paydowns outpacing new volume, lower credit card loan balances, and continued declines in education loans from runoff in the government guaranteed portfolio. Average commercial loans were stable in the comparison.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first six months of 2025, average total deposits increased compared to the same period in 2024, driven by higher consumer time deposits.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. As part of our strategic focus on growing customers and meeting their financial needs, we operate and continue to optimize a coast-to-coast network of retail branches, solution centers and ATMs, which are complemented by PNC’s suite of digital capabilities. In 2024, PNC announced it would be investing approximately $1.5 billion, over the next five years, to

14    The PNC Financial Services Group, Inc. – Form 10-Q

open more than 200 new branches in key locations, including Atlanta, Austin, Charlotte, Dallas, Denver, Houston, Miami, Orlando, Phoenix, Raleigh, San Antonio, and Tampa, while completing renovations of 1,400 existing locations across the country during the same time period.
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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2025	2024	$	%
Income Statement
Net interest income	$3,350	$3,109	$241	8%
Noninterest income	2,000	1,830	170	9%
Total revenue	5,350	4,939	411	8%
Provision for credit losses	233	275	(42)	(15)%
Noninterest expense
Personnel	746	714	32	4%
Segment allocations (a)	764	740	24	3%
Depreciation and amortization	100	101	(1)	(1)%
Other (b)	296	278	18	6%
Total noninterest expense	1,906	1,833	73	4%
Pretax earnings	3,211	2,831	380	13%
Income taxes	729	654	75	11%
Noncontrolling interests	9	10	(1)	(10)%
Earnings	$2,473	$2,167	$306	14%
Average Balance Sheet
Loans held for sale	$516	$181	$335	185%
Loans
Commercial
Commercial and industrial	$167,125	$163,205	$3,920	2%
Commercial real estate	31,553	34,430	(2,877)	(8)%
Equipment lease financing	6,747	6,479	268	4%
Total commercial	205,425	204,114	1,311	1%
Consumer	3	3	—	—%
Total loans	$205,428	$204,117	$1,311	1%
Total assets	$230,750	$229,151	$1,599	1%
Deposits
Noninterest-bearing	$39,347	$42,520	$(3,173)	(7)%
Interest-bearing	107,886	98,778	9,108	9%
Total deposits	$147,233	$141,298	$5,935	4%
Performance Ratios
Return on average assets	2.16%	1.91%
Noninterest income to total revenue	37%	37%
Efficiency	36%	37%

16    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2025	2024	$	%
Other Information
Consolidated revenue from: (c)
Treasury Management (d)	$2,126	$1,890	$236	12%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (e)	$50	$27	$23	85%
Commercial mortgage loan servicing income (f)	210	151	59	39%
Commercial mortgage servicing rights valuation, net of economic hedge	75	76	(1)	(1)%
Total	$335	$254	$81	32%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (g) (h)	$295	$289	$6	2%
MSR asset value (g)	$1,010	$1,082	$(72)	(7)%
Average loans by C&IB business
Corporate Banking	$120,379	$116,642	$3,737	3%
Real Estate	42,906	46,297	(3,391)	(7)%
Business Credit	30,798	29,291	1,507	5%
Commercial Banking	7,312	7,536	(224)	(3)%
Other	4,033	4,351	(318)	(7)%
Total average loans	$205,428	$204,117	$1,311	1%
Credit-related statistics
Nonperforming assets (g)	$1,160	$1,528	$(368)	(24)%
Net charge-offs - loans and leases	$147	$237	$(90)	(38)%
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
(g)As of June 30.
(h)Represents balances related to capitalized servicing.

Corporate & Institutional Banking earnings in the first six months of 2025 increased $306 million compared to the same period in 2024 driven by higher revenue and a lower provision for credit losses, partially offset by higher noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits and higher average deposit and loan balances, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income increased in the comparison and reflected broad-based growth.

Provision for credit losses for the first six months of 2025 was driven by net charge-offs and a net increase in the ACL due to changes in macroeconomic scenarios, tariff related considerations and portfolio activity, including loan growth.

Noninterest expense increased in the comparison largely due to continued investments to support business growth and higher variable compensation associated with increased business activity.

Average total loans increased compared to the six months ended June 30, 2024:
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

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining
The PNC Financial Services Group, Inc. – Form 10-Q 17

relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased compared to the six months ended June 30, 2024, due to growth in interest-bearing deposits, partially offset by lower noninterest-bearing deposits. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, commercial mortgage banking activities and capital markets and advisory products and services, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income and noninterest income, as appropriate. From a business perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results, and the remainder is reflected in the results of other businesses where the customer relationships exist. The Other Information section in Table 13 includes the consolidated revenue to PNC for treasury management and commercial mortgage banking services. A discussion of the consolidated revenue from these services follows.
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first six months of 2024, treasury management revenue increased due to wider interest rate spreads on the value of deposits, higher product revenue and growth in average deposit balances.

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

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The increase in capital markets and advisory fees in the comparison was largely driven by higher merger and acquisition advisory fees and asset-backed financing fees, partially offset by lower underwriting fees.

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

Table 14: Asset Management Group Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2025	2024	$	%
Income Statement
Net interest income (a)	$353	$301	$52	17%
Noninterest income	487	465	22	5%
Total revenue (a)	840	766	74	10%
Provision for (recapture of) credit losses	(12)	(3)	(9)	*
Noninterest expense
Personnel	236	236	—	—%
Segment allocations (b)	235	217	18	8%
Depreciation and amortization	18	16	2	13%
Other (c)	58	57	1	2%
Total noninterest expense	547	526	21	4%
Pretax earnings (a)	305	243	62	26%
Income taxes (a)	71	58	13	22%
Earnings (a)	$234	$185	$49	26%
Average Balance Sheet
Loans (a)
Consumer
Residential real estate	$9,910	$9,832	$78	1%
Other consumer	3,508	3,551	(43)	(1)%
Total consumer	13,418	13,383	35	—%
Commercial	694	831	(137)	(16)%
Total loans	$14,112	$14,214	$(102)	(1)%
Total assets (a)	$14,556	$14,654	$(98)	(1)%
Deposits (a)
Noninterest-bearing	$1,563	$1,552	$11	1%
Interest-bearing	25,714	26,243	(529)	(2)%
Total deposits	$27,277	$27,795	$(518)	(2)%
Performance Ratios (a)
Return on average assets	3.24%	2.55%
Noninterest income to total revenue	58%	61%
Other Information
Nonperforming assets (d)	$63	$51	$12	24%
Net charge-offs (recoveries) - loans and leases	$(1)	$—	$(1)	*
Client Assets Under Administration (in billions) (d) (e)
Discretionary client assets under management
PNC Private Bank	$131	$123	$8	7%
Institutional Asset Management	86	73	13	18%
Total discretionary clients assets under management	217	196	21	11%
Nondiscretionary client assets under administration	204	208	(4)	(2)%
Total	$421	$404	$17	4%
*- Not Meaningful
(a)During the second quarter of 2025, certain loans and deposits, and the associated income statement impact, were transferred from the Asset Management Group to Retail Banking to better align products and services with the appropriate business segment. Prior periods have been adjusted to conform with the current presentation.
(b)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(c)Other is primarily comprised of other direct expenses including outside services and equipment expense.
(d)As of June 30.
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

Asset Management Group earnings in the first six months of 2025 increased $49 million compared to the same period in 2024, primarily driven by higher revenue, partially offset by higher noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by a decline in average deposit balances.

Noninterest income increased in the comparison primarily driven by higher average equity markets.

Noninterest expense increased in the comparison due to continued investments to support business growth.

Average total loans were stable compared to the six months ended June 30, 2024.

Average total deposits decreased in the comparison driven by lower interest-bearing deposits.

Discretionary client assets under management increased in the comparison and included the impact from higher spot equity markets as of June 30, 2025 and positive net flows.

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

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 58% and 56% of our total loan portfolio at June 30, 2025 and December 31, 2024, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

We actively manage our commercial and industrial loans to assess any changes (both positive and negative) in the level of credit risk at both the borrower and portfolio level. To evaluate the level of credit risk, we assign internal risk ratings reflecting our estimates of the borrower’s PD and LGD for each related credit facility. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process and is updated on an ongoing basis through our credit risk management processes. In addition to monitoring the level of credit risk, we monitor different sources of concentration risk, including industry concentrations that may exist in our portfolio. Our commercial and industrial portfolio is well-diversified across industries as shown in the following table (based on the North American Industry Classification System).

The PNC Financial Services Group, Inc. – Form 10-Q 21

Table 16: Commercial and Industrial Loans by Industry

	June 30, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Financial services	$31,815	17%	$27,737	16%
Manufacturing	31,135	16	27,700	16
Service providers	23,071	12	21,881	12
Wholesale trade	19,460	10	18,399	10
Real estate related (a)	14,873	8	14,910	8
Retail trade	12,923	7	11,611	7
Technology, media and telecommunications	11,079	6	9,767	6
Health care	9,590	5	9,694	6
Transportation and warehousing	7,164	4	7,320	4
Other industries	27,720	15	26,771	15
Total commercial and industrial loans	$188,830	100%	$175,790	100%
(a)    Represents loans to customers in the real estate and construction industries.

Owner occupied commercial real estate loans totaled $9.0 billion and $9.2 billion at June 30, 2025 and December 31, 2024, respectively. These loans are categorized as commercial and industrial as the credit decisioning is based on the financial conditions of the owner, not the ability of the collateral to generate income. Owner occupied commercial real estate loans are well-diversified across industries.

Commercial Real Estate
Commercial real estate loans of $31.3 billion as of June 30, 2025 comprised $18.0 billion related to commercial mortgages on income-producing properties, $9.3 billion of intermediate-term financing loans and $4.0 billion of real estate construction project loans. At December 31, 2024, comparable amounts were $33.6 billion, $19.3 billion, $8.6 billion and $5.7 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income, which serves as the primary source for the repayment of the loan. However, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.
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

22    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	June 30, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,219	17%	$5,675	17%
Florida	3,654	12	3,807	11
Texas	3,398	11	3,763	11
Virginia	1,397	4	1,476	4
Illinois	1,347	4	1,090	3
North Carolina	1,168	4	1,150	3
Nevada	1,154	4	1,043	3
Arizona	1,115	4	1,438	4
Pennsylvania	1,094	4	1,213	4
Maryland	1,043	3	1,169	3
Other	10,661	33	11,795	37
Total commercial real estate loans	$31,250	100%	$33,619	100%
Property Type (a)
Multifamily	$15,568	50%	$16,089	48%
Office	5,809	19	6,707	20
Industrial/warehouse	3,616	12	3,911	12
Retail	1,983	6	2,090	6
Hotel/motel	1,539	5	1,567	5
Seniors housing	1,469	5	1,731	5
Other	1,266	3	1,524	4
Total commercial real estate loans	$31,250	100%	$33,619	100%
(a)    Presented in descending order based on loan balances at June 30, 2025.

Commercial Real Estate: Office Portfolio
Given the fundamental change in office demand, real estate performance related to the office sector continues to be an area of focus. Our office portfolio remains well diversified across our coast-to-coast franchise. At June 30, 2025, outstanding loan balances in the office portfolio totaled $5.8 billion, or 1.8% of total loans, while additional unfunded loan commitments totaled $0.1 billion. Within this population, criticized loans totaled 33.1% and nonperforming loans totaled 11.8%. We have established reserves of 13.1% against office loans, which we believe reflect the expected credit losses in this portfolio.

The greatest stress in our office portfolio is observed in multi-tenant office loans, which represents 55.0% of the portfolio. Within the multi-tenant classification, criticized levels were 53.8% while nonperforming loans totaled 21.0% accounting for almost all of the nonperforming office population. For multi-tenant office loans that received appraisals after June 30, 2024, the weighted average LTV for those loans was 86.8% at June 30, 2025. Since July 1, 2024, PNC received updated appraisals for 64.8% of the outstanding balance in the multi-tenant office portfolio. Additionally, commercial real estate charge-offs since the beginning of 2025 have primarily been multi-tenant office loans. Given the higher level of stress, this segment has a proportionally higher reserve rate of 16.6%.

The office portfolio remains an elevated area of focus for portfolio management with internal risk ratings completed quarterly for each asset (except for medical office loans), accelerated reappraisal requirements and elevated approval levels for any credit action. Additionally, active management efforts include ongoing performance assessments as well as the review of available market pricing information, including property valuations. Portfolio updates are distributed to senior management weekly. For information on commercial real estate appraisal procedures, refer to Note 1 Accounting Policies in our 2024 Form 10-K.

Given the ongoing uncertainty in this area, we expect additional stress in the office sector, and a portion of this stress will bear itself out as we work through maturities that will approximate 41.2% through the twelve months ended June 30, 2026. Upon maturity, and where the balance is not paid in full, an extension may be granted because contractual extension terms are met; alternatively, an extension may be granted based on negotiated terms, and a portion of these extensions may involve the curtailment or charge off of principal.

Consumer

Residential Real Estate
Residential real estate loans primarily consist of residential mortgage loans.
The PNC Financial Services Group, Inc. – Form 10-Q 23

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

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	June 30, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$19,436	43%	$19,869	43%
Texas	3,596	8	3,748	8
Washington	3,396	8	3,481	7
Florida	3,117	7	3,171	7
New Jersey	1,815	4	1,847	4
New York	1,449	3	1,493	3
Arizona	1,282	3	1,340	3
Pennsylvania	1,175	3	1,197	3
Colorado	1,101	2	1,139	2
North Carolina	944	2	963	2
Other	7,946	17	8,167	18
Total residential real estate loans	$45,257	100%	$46,415	100%
	June 30, 2025		December 31, 2024
Weighted-average loan origination statistics (b)
Loan origination FICO score		774		773
LTV of loan originations		72%		73%
(a)Presented in descending order based on loan balances at June 30, 2025.
(b)Weighted-averages calculated for the twelve months ended June 30, 2025 and December 31, 2024, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $40.8 billion at June 30, 2025, with 46% located in California. Comparable amounts at December 31, 2024 were $41.7 billion and 46%, respectively.

Home Equity
Home equity loans of $25.9 billion as of June 30, 2025 were comprised of $21.8 billion of home equity lines of credit and $4.1 billion of closed-end home equity installment loans. At December 31, 2024, comparable amounts were $26.0 billion, $21.3 billion and $4.7 billion, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	June 30, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,393	17%	$4,504	17%
New Jersey	3,153	12	3,153	12
Florida	2,247	9	2,239	9
Ohio	2,120	8	2,145	8
California	1,765	7	1,743	7
Texas	1,355	5	1,299	5
Maryland	1,200	5	1,209	5
Michigan	1,148	4	1,166	4
Illinois	1,029	4	1,032	4
North Carolina	1,002	4	1,001	4
Other	6,516	25	6,500	25
Total home equity loans	$25,928	100%	$25,991	100%
Lien type
1st lien		48%		49%
2nd lien		52		51
Total		100%		100%
	June 30, 2025		December 31, 2024
Weighted-average loan origination statistics (b)
Loan origination FICO score		775		773
LTV of loan originations		62%		62%
(a)Presented in descending order based on loan balances at June 30, 2025.
(b)Weighted-averages calculated for the twelve months ended June 30, 2025 and December 31, 2024, respectively.

Automobile
Auto loans of $15.9 billion as of June 30, 2025 comprised $14.9 billion in the indirect auto portfolio and $1.0 billion in the direct auto portfolio. At December 31, 2024, comparable amounts were $15.4 billion, $14.4 billion and $1.0 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers, including dealers located in our newer markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 20: Auto Loan Statistics

	June 30, 2025	December 31, 2024
Weighted-average loan origination FICO score (a) (b)
Indirect auto	798	793
Direct auto	789	786
Weighted-average term of loan originations - in months (a)
Indirect auto	72	72
Direct auto	64	64
(a)Weighted-averages calculated for the twelve months ended June 30, 2025 and December 31, 2024, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 20. We offer both new and used auto financing to customers through our various channels. The portfolio balance was composed of 43% new vehicle loans and 57% used vehicle loans at both June 30, 2025 and December 31, 2024.

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

The following table presents a summary of nonperforming assets by major category:

Table 21: Nonperforming Assets by Type

	June 30, 2025	December 31, 2024	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,251	$1,462	$(211)	(14)%
Consumer (a)	857	864	(7)	(1)%
Total nonperforming loans	2,108	2,326	(218)	(9)%
OREO and foreclosed assets	33	31	2	6%
Total nonperforming assets	$2,141	$2,357	$(216)	(9)%
Nonperforming loans to total loans	0.65%	0.73%
Nonperforming assets to total loans, OREO and foreclosed assets	0.66%	0.74%
Nonperforming assets to total assets	0.38%	0.42%
Allowance for loan and lease losses to nonperforming loans	215%	193%
Allowance for credit losses to nonperforming loans (b)	251%	224%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the six months ended June 30, 2025 and 2024:

Table 22: Change in Nonperforming Assets

In millions	2025	2024
January 1	$2,357	$2,216
New nonperforming assets	844	1,187
Charge-offs and valuation adjustments	(284)	(311)
Principal activity, including paydowns and payoffs	(468)	(389)
Asset sales and transfers to loans held for sale	(82)	(32)
Returned to performing status	(226)	(134)
June 30	$2,141	$2,537

As of June 30, 2025, approximately 96% of total nonperforming loans were secured by collateral.

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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to address operating environment changes such as inflation levels, industry specific risks (including tariffs), interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes such as those that arose from the pandemic. We offer loan modifications and collection programs to assist our customers and mitigate losses.

26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents a summary of accruing loans past due by delinquency status:
Table 23: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	June 30, 2025	December 31, 2024	Change		June 30, 2025	December 31, 2024
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$635	$697	$(62)	(9)%	0.19%	0.22%
Accruing loans past due 60 to 89 days	297	288	9	3%	0.09%	0.09%
Total early stage loan delinquencies	932	985	(53)	(5)%	0.29%	0.31%
Late stage loan delinquencies
Accruing loans past due 90 days or more	371	397	(26)	(7)%	0.11%	0.13%
Total accruing loans past due	$1,303	$1,382	$(79)	(6)%	0.40%	0.44%
(a)Past due loan amounts include government insured or guaranteed loans of $0.3 billion at June 30, 2025 and $0.4 billion at December 31, 2024.

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

See Note 1 Accounting Policies and the Credit Risk Management section in our 2024 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of June 30, 2025.

The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	June 30, 2025			December 31, 2024
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,864	$188,830	0.99%	$1,605	$175,790	0.91%
Commercial real estate	1,282	31,250	4.10%	1,483	33,619	4.41%
Equipment lease financing	84	6,928	1.21%	60	6,755	0.89%
Total commercial	3,230	227,008	1.42%	3,148	216,164	1.46%
Consumer
Residential real estate	52	45,257	0.11%	37	46,415	0.08%
Home equity	292	25,928	1.13%	266	25,991	1.02%
Automobile	151	15,892	0.95%	160	15,355	1.04%
Credit card	579	6,570	8.81%	664	6,879	9.65%
Education	46	1,547	2.97%	48	1,636	2.93%
Other consumer	173	4,138	4.18%	163	4,027	4.05%
Total consumer	1,293	99,332	1.30%	1,338	100,303	1.33%
Total	4,523	$326,340	1.39%	4,486	$316,467	1.42%
Allowance for unfunded lending related commitments	759			719
Allowance for credit losses	$5,282			$5,205
Allowance for credit losses to total loans			1.62%			1.64%
Commercial			1.69%			1.72%
Consumer			1.45%			1.47%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $88 million and $114 million at June 30, 2025 and December 31, 2024, respectively.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Six months ended June 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2025
Commercial
Commercial and industrial	$192	$83	$109	0.12%
Commercial real estate	82	13	69	0.43%
Equipment lease financing	20	12	8	0.24%
Total commercial	294	108	186	0.17%
Consumer
Residential real estate	2	5	(3)	(0.01)%
Home equity	18	20	(2)	(0.02)%
Automobile	65	47	18	0.23%
Credit card	171	30	141	4.35%
Education	9	4	5	0.63%
Other consumer	77	19	58	2.85%
Total consumer	342	125	217	0.44%
Total	$636	$233	$403	0.25%
2024
Commercial
Commercial and industrial	$161	$58	$103	0.12%
Commercial real estate	169	9	160	0.91%
Equipment lease financing	16	8	8	0.25%
Total commercial	346	75	271	0.25%
Consumer
Residential real estate	2	6	(4)	(0.02)%
Home equity	19	21	(2)	(0.02)%
Automobile	64	49	15	0.20%
Credit card	182	27	155	4.52%
Education	9	3	6	0.64%
Other consumer	83	19	64	3.09%
Total consumer	359	125	234	0.47%
Total	$705	$200	$505	0.32%

Total net charge-offs decreased $102 million, or 20%, for the first six months of 2025 compared to the same period in 2024. The decrease in the comparison was primarily attributable to lower commercial real estate net charge-offs.

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

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the second quarter of 2025. Fluctuations in our LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. The NSFR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the second quarter of 2025.
The PNC Financial Services Group, Inc. – Form 10-Q 29

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2024 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits of $426.7 billion at June 30, 2025 were stable compared to December 31, 2024, as lower interest-bearing deposits were offset by higher noninterest-bearing deposits. The decrease in interest-bearing deposits was due to lower commercial and consumer balances, partially offset by higher brokered time deposits. The increase in noninterest-bearing deposits was due to higher consumer and commercial balances. As of June 30, 2025, uninsured deposits represented approximately 44% of our total deposit base, which is estimated based on the regulatory instructions in the Consolidated Reports of Condition and Income - FFIEC 031. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources section in the Consolidated Balance Sheet Review and the Business Segments Review of this Financial Review for additional information on our deposits and related strategies.
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

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2025
January 1	$36.6
Issuances	5.2
Calls and maturities	(3.5)
Other	0.9
June 30	$39.2

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

PNC defines our primary contingent liquidity sources as cash held at the FRB, investment securities and unused borrowing capacity at the FHLB and FRB. The following table summarizes our primary contingent liquidity sources at June 30, 2025 and December 31, 2024:
Table 27: Primary Contingent Liquidity Sources

In billions	June 30, 2025	December 31, 2024
Cash balance with Federal Reserve Bank	$23.9	$39.0
Available investment securities (a)	72.7	64.5
Unused borrowing capacity from FHLB (b)	49.3	51.0
Unused borrowing capacity from Federal Reserve Bank (c)	76.8	77.9
Total available contingent liquidity	$222.7	$232.4
(a)Represents the fair value of investment securities that can be used for pledging or to secure other sources of funding.
(b)At June 30, 2025, total FHLB borrowing capacity was $67.6 billion and total FHLB advances and letters of credit were $18.3 billion. Comparable amounts at December 31, 2024 were $73.3 billion and $22.3 billion, respectively.
(c)Total borrowing capacity with the FRB was $76.8 billion at June 30, 2025 and $77.9 billion at December 31, 2024. PNC had no outstanding borrowings with the FRB at June 30, 2025 and December 31, 2024.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At June 30, 2025, PNC Bank’s remaining capacity to issue under the program was $32.8 billion.

The following table details PNC Bank note issuances during the second quarter of 2025:

Table 28: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
May 13, 2025	$1.25 billion	$1.25 billion of 4.543% senior fixed-to-floating rate notes with a maturity date of May 13, 2027. Interest is payable semi-annually in arrears at a fixed rate of 4.543% per annum, on May 13 and November 13 of each year, beginning on November 13, 2025. Beginning on May 13, 2026, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the pricing supplement), plus 0.630%, on August 13, 2026, November 13, 2026, February 13, 2027 and at the maturity date.

See Note 16 Subsequent Events for details on PNC Bank’s issuances of $1.0 billion of 4.429% senior fixed-to-floating rate notes that mature on July 21, 2028, and $300 million of senior floating rate notes that mature on July 21, 2028.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At June 30, 2025, there were no issuances outstanding under this program.

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

At June 30, 2025, available parent company liquidity totaled $28.3 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $6.9 billion at June 30, 2025. See Note 19 Regulatory Matters in our 2024 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At June 30, 2025, there were no issuances outstanding under this program.

The PNC Financial Services Group, Inc. – Form 10-Q 31

The following table details Parent Company note issuances during the second quarter of 2025:

Table 29: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
May 13, 2025	$1.25 billion	$1.25 billion of 4.899% senior fixed-to-floating rate notes with a maturity date of May 13, 2031. Interest is payable semi-annually in arrears at a fixed rate of 4.899% per annum, on May 13 and November 13 of each year, beginning on November 13, 2025. Beginning on May 13, 2030 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.333%, on August 13, 2030, November 13, 2030, February 13, 2031 and at the maturity date.

See Note 16 Subsequent Events for details on the parent company’s issuance of $1.5 billion of 5.373% senior fixed-to-floating rate notes that mature on July 21, 2036.

The following table details Parent Company note redemptions during the second quarter of 2025:

Table 30: Parent Company Notes Redeemed

Redemption Date	Amount	Description of Redemption
June 12, 2025	$1.0 billion	All outstanding 5.812% senior fixed-to-floating rate notes with an original scheduled maturity date of June 12, 2026. The redemption price was equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date of June 12, 2025.

Parent company senior and subordinated debt carrying value totaled $32.1 billion and $28.4 billion at June 30, 2025 and December 31, 2024, respectively.

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

32    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit ratings and outlook for PNC as of June 30, 2025:
Table 31: Credit Ratings and Outlook

June 30, 2025
	Moody’s	Standard & Poor’s (a)	Fitch	DBRS (b)
PNC
Senior debt	A3	A-	A	A (high)
Subordinated debt	A3	BBB+	A-	A
Preferred stock	Baa2	BBB-	BBB	BBB (high)
PNC Bank
Senior debt	A2	A	A+	AA (low)
Subordinated debt	A2	A-	A	A (high)
Long-term deposits	Aa3	no rating	AA-	AA (low)
Short-term deposits	P-1	no rating	F1+	no rating
Short-term notes	P-1	A-1	F1	R-1 (middle)
PNC
Agency rating outlook	Negative	Stable	Stable	Positive
(a)S&P does not provide depositor ratings. PNC Bank’s long term issuer rating is A and short term issuer rating is A-1.
(b)DBRS does not provide a short-term depositor rating. PNC Bank’s short term instrument rating is R-1 (middle).

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

In the second quarter of 2025, PNC returned $1.0 billion of capital to shareholders, including more than $0.6 billion of dividends on common shares and more than $0.3 billion of common share repurchases. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 39% were still available for repurchase at June 30, 2025. Share repurchase activity in the third quarter of 2025 is expected to be generally consistent with our second quarter of 2025 share repurchase levels and approximate $300 million to $400 million. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. Based on the results of the Federal Reserve’s 2025 annual stress test, PNC’s SCB for the four-quarter period beginning October 1, 2025 will remain at the regulatory minimum of 2.5%.

On July 3, 2025, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.70 per share, an increase of 10 cents, or 6%, per share. The dividend is payable on August 5, 2025 to shareholders of record at the close of business July 15, 2025.

The PNC Financial Services Group, Inc. – Form 10-Q 33

The following table summarizes our Basel III capital balances and ratios:

Table 32: Basel III Capital

June 30, 2025
Dollars in millions	Basel III
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(4,415)
Retained earnings	60,951
Goodwill, net of associated deferred tax liabilities	(10,700)
Other disallowed intangibles, net of deferred tax liabilities	(196)
Other adjustments/(deductions)	(81)
Common equity Tier 1 capital (a)	$45,559
Additional Tier 1 capital
Preferred stock plus related surplus	5,753
Tier 1 capital	$51,312
Additional Tier 2 capital
Qualifying subordinated debt	2,196
Eligible credit reserves includable in Tier 2 capital	5,227
Total Basel III capital	$58,735
Risk-weighted assets
Basel III standardized approach risk-weighted assets (b)	$433,190
Average quarterly adjusted total assets	$554,137
Supplementary leverage exposure (c)	$675,749
Basel III risk-based capital and leverage ratios (d)
Common equity Tier 1	10.5%
Tier 1	11.8%
Total	13.6%
Leverage (e)	9.3%
Supplementary leverage ratio (c)	7.6%
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
At June 30, 2025, PNC and PNC Bank were considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our June 30, 2025 capital levels were aligned with them.

We provide additional information regarding regulatory capital requirements and some of their potential impacts, including the proposed rules to adjust the Basel III framework, in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 19 Regulatory Matters in our 2024 Form 10-K.

34    The PNC Financial Services Group, Inc. – Form 10-Q

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
NII sensitivity results for the second quarters of 2025 and 2024 follow:

Table 33: Net Interest Income Sensitivity Analysis

	Second Quarter 2025	Second Quarter 2024
Net Interest Income Sensitivity Simulation (a)
Effect on NII in first year from shocked interest rate:
200 basis point instantaneous increase	0.9%	(0.6)%
200 basis point instantaneous decrease	(2.0)%	(0.2)%
(a)The effect on NII in the first year from a 100 basis point instantaneous increase or decrease is not materially different from the 200 basis point scenarios as disclosed above.
When forecasting NII, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. As of the second quarter 2025, the projected balance sheet composition by the end of year one is generally consistent with the spot composition at June 30, 2025.
Balance Sheet Forecast: Our balance sheet forecast is based on various assumptions that include key interest rate risk aspects such as loan and deposit growth, as well as mix, and is consistent with our guidance.

Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate. PNC’s cumulative deposit beta was 47% through June 2025. We define the cumulative deposit beta as the change in deposit rate paid on total interest-bearing deposits divided by the change in the upper level of the average stated Federal Funds rate range since August 2024, the start of the current easing rate cycle. For rate sensitivity purposes, PNC assumes the cumulative deposit beta will decrease modestly from the current level. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as well as other factors. The dynamic beta assumptions reflect historical experience as well as future expectations, and are periodically updated to reflect the current view of future expectations. Actual deposit rates paid may differ from modeled projections due to variables such as competition for deposits and customer behavior.

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

Impact of Derivatives: As part of our risk management strategy, PNC uses interest rate derivatives, some of which are forward starting, to hedge floating rate commercial loans. PNC had $56.7 billion in active and forward starting receive fix / pay float swaps as of June 30, 2025, with a weighted average duration of 2.4 years and an average fixed rate of 3.75%. As of June 30, 2025, PNC also had collars in place, reflecting $2.5 billion of caps and $2.5 billion of floors, that are used to hedge commercial loans. Additionally, PNC utilizes receive fix / pay float swaps to hedge fixed rate debt and deposits, as well as pay fix / receive float swaps to hedge the investment securities portfolio. See Note 12 Financial Derivatives for additional information on how we use derivatives to hedge these financial instruments.

Compared to the second quarter of 2024, there have been no material changes to our NII sensitivity assumptions, including data sources that drive assumptions setting.

The PNC Financial Services Group, Inc. – Form 10-Q 35

EVE sensitivity results for the second quarters of 2025 and 2024 follow:
Table 34: Economic Value of Equity Sensitivity Analysis

	Second Quarter 2025	Second Quarter 2024
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(1.8)%	(6.7)%
200 basis point instantaneous decrease	(3.5)%	0.1%

EVE measures the present value of all projected future cash flows associated with a point-in-time balance sheet and does not include projected new volume. EVE sensitivity to interest rate changes is a complementary metric to NII sensitivity analysis and represents an estimation of long-term interest rate risk. PNC calculates its EVE sensitivity by measuring the changes in the economic value of assets, liabilities and off-balance sheet instruments in response to an instantaneous +/-200 bps parallel shift in interest rates. Similar to the NII sensitivity analysis, we incorporate dynamic deposit repricing and loan prepayment assumptions. Directionally, higher deposit beta assumptions result in increasing liability sensitivity whereas lower deposit betas increase asset sensitivity. Conceptually similar, higher loan prepayment assumptions cause an increase in asset sensitivity and lower prepayments result in an increase in liability sensitivity. These behavioral modeling assumptions are largely consistent between the EVE and NII sensitivity analyses, and also share the same starting balance sheet position as of June 30, 2025. Deposit attrition is also a significant contributor to EVE sensitivity. Deposit attrition is projected based on a dynamic model developed using long-term historical deposit behavior in addition to management assumptions. PNC performs various sensitivity analyses to understand the impact of faster and slower deposit attrition, loan prepayments and deposit betas on our risk metrics, with the results reported to ALCO.

In the first quarter of 2025, PNC introduced a new deposit runoff model for EVE. Relative to the legacy model, the new deposit model uses an improved functional form for capturing rate sensitivity and also takes into account more recent deposit behavioral data.

As a result of the introduction of the new deposit model, PNC's estimated balance sheet duration decreased, becoming more neutral. The model change results in our estimated EVE having more symmetrical exposure to +200 bps and -200 bps shocks, as compared to the prior model which resulted in our balance sheet facing greater exposure to a +200 bps rate shock and minimal exposure to a -200 bps rate shock.

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

Customer-related trading revenue was $91 million for the six months ended June 30, 2025, compared to $34 million for the same period in 2024, and is recorded in Capital markets and advisory noninterest income and Other interest income on our Consolidated Income Statement. The increase was primarily due to higher derivative customer-related trading revenue, partially offset by lower securities customer-related trading revenue.
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

36    The PNC Financial Services Group, Inc. – Form 10-Q

A summary of our equity investments follows:
Table 35: Equity Investments Summary

	June 30, 2025	December 31, 2024	Change
Dollars in millions			$	%
Tax credit investments	$5,061	$5,066	$(5)	—%
Private equity and other	4,694	4,534	160	4%
Total	$9,755	$9,600	$155	2%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $3.0 billion and $2.9 billion at June 30, 2025 and December 31, 2024, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.
Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2024 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.5 billion and $2.3 billion at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, $2.3 billion was invested directly in a variety of companies, and $0.2 billion was invested indirectly through various private equity funds.

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

The Visa Class B-2 common shares that we own are transferable only under limited circumstances until either the resolution of the pending interchange litigation or Visa launches another exchange program allowing PNC to convert a portion of its Visa Class B-2 common shares into freely transferable Visa Class C common shares. At June 30, 2025, the estimated value of our total investment in the Visa Class B-2 common shares was approximately $1.0 billion, while our cost basis was insignificant. The estimated value does not represent fair value of the Visa Class B-2 common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace. See Note 14 Fair Value and Note 20 Legal Proceedings in our 2024 Form 10-K for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $5 million and $19 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

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
Table 36: Average Consolidated Balance Sheet and Net Interest Analysis (a) (b) (c)

	Six months ended June 30
	2025			2024
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$34,182	$636	3.72%	$30,885	$472	3.06%
U.S. Treasury and government agencies	24,880	562	4.56%	11,775	221	3.72%
Other	7,663	141	3.67%	7,058	127	3.59%
Total securities available-for-sale	66,725	1,339	4.03%	49,718	820	3.29%
Securities held-to-maturity
Residential mortgage-backed	40,243	578	2.87%	42,433	590	2.78%
U.S. Treasury and government agencies	27,910	210	1.52%	35,663	234	1.31%
Other	7,180	157	4.37%	10,556	250	4.76%
Total securities held-to-maturity	75,333	945	2.51%	88,652	1,074	2.42%
Total investment securities	142,058	2,284	3.22%	138,370	1,894	2.74%
Loans
Commercial and industrial	181,049	5,225	5.74%	177,194	5,557	6.20%
Commercial real estate	32,450	975	5.97%	35,523	1,197	6.67%
Equipment lease financing	6,747	169	5.02%	6,478	171	5.27%
Consumer	53,637	1,895	7.12%	53,718	1,924	7.20%
Residential real estate	45,823	864	3.77%	47,350	870	3.67%
Total loans	319,706	9,128	5.70%	320,263	9,719	6.03%
Interest-earning deposits with banks	33,209	731	4.38%	44,682	1,223	5.47%
Other interest-earning assets	10,750	313	5.83%	8,641	300	6.95%
Total interest-earning assets/interest income	505,723	12,456	4.92%	511,956	13,136	5.11%
Noninterest-earning assets	53,323			50,983
Total assets	$559,046			$562,939
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$71,980	1,071	3.00%	$67,735	1,152	3.42%
Demand	125,637	1,171	1.88%	122,085	1,369	2.25%
Savings	97,217	788	1.64%	97,476	886	1.83%
Time deposits	34,227	623	3.66%	33,819	754	4.46%
Total interest-bearing deposits	329,061	3,653	2.24%	321,115	4,161	2.60%
Borrowed funds
Federal Home Loan Bank advances	19,007	453	4.74%	36,839	1,054	5.66%
Senior debt	35,541	1,014	5.71%	29,096	966	6.57%
Subordinated debt	4,001	112	5.61%	4,824	160	6.64%
Other	6,352	137	4.30%	5,764	161	5.54%
Total borrowed funds	64,901	1,716	5.28%	76,523	2,341	6.06%
Total interest-bearing liabilities/interest expense	393,962	5,369	2.73%	397,638	6,502	3.25%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	92,757			97,579
Accrued expenses and other liabilities	16,580			16,774
Equity	55,747			50,948
Total liabilities and equity	$559,046			$562,939
Interest rate spread			2.19%			1.86%
Impact of noninterest-bearing sources			0.60			0.72
Net interest income/margin		$7,087	2.79%		$6,634	2.58%

38    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Three months ended June 30
	2025			2024
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	34,567	325	3.76%	30,780	239	3.11%
U.S. Treasury and government agencies	25,372	288	4.55%	15,350	166	4.28%
Other	7,818	72	3.69%	7,305	68	3.70%
Total securities available-for-sale	67,757	685	4.05%	53,435	473	3.53%
Securities held-to-maturity
Residential mortgage-backed	40,440	294	2.90%	42,234	295	2.79%
U.S. Treasury and government agencies	26,900	102	1.53%	35,467	117	1.31%
Other	6,838	74	4.34%	10,170	121	4.82%
Total securities held-to-maturity	74,178	470	2.54%	87,871	533	2.43%
Total investment securities	141,935	1,155	3.26%	141,306	1,006	2.84%
Loans
Commercial and industrial	184,725	2,682	5.74%	177,130	2,786	6.22%
Commercial real estate	31,838	485	6.01%	35,523	598	6.66%
Equipment lease financing	6,801	84	4.99%	6,490	87	5.37%
Consumer	53,851	954	7.11%	53,503	963	7.24%
Residential real estate	45,539	428	3.76%	47,272	437	3.70%
Total loans	322,754	4,633	5.70%	319,918	4,871	6.05%
Interest-earning deposits with banks	31,570	350	4.38%	41,113	563	5.47%
Other interest-earning assets	11,348	160	5.66%	9,279	162	6.98%
Total interest-earning assets/interest income	507,607	6,298	4.93%	511,616	6,602	5.13%
Noninterest-earning assets	54,079			51,414
Total assets	$561,686			$563,030
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$70,909	532	3.01%	$67,631	570	3.39%
Demand	126,222	594	1.89%	121,423	679	2.25%
Savings	97,028	395	1.63%	97,232	447	1.85%
Time deposits	35,674	324	3.64%	34,663	388	4.48%
Total interest-bearing deposits	329,833	1,845	2.24%	320,949	2,084	2.61%
Borrowed funds
Federal Home Loan Bank advances	18,319	220	4.74%	35,962	515	5.66%
Senior debt	36,142	521	5.77%	29,717	492	6.55%
Subordinated debt	3,686	53	5.69%	4,567	75	6.65%
Other	7,146	76	4.24%	7,210	100	5.51%
Total borrowed funds	65,293	870	5.31%	77,456	1,182	6.04%
Total interest-bearing liabilities/interest expense	395,126	2,715	2.74%	398,405	3,266	3.26%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	93,142			96,284
Accrued expenses and other liabilities	16,942			17,144
Equity	56,476			51,197
Total liabilities and equity	$561,686			$563,030
Interest rate spread			2.19%			1.87%
Impact of noninterest-bearing sources			0.61			0.73
Net interest income/margin		$3,583	2.80%		$3,336	2.60%
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
(b)Loan fees for the three months ended June 30, 2025 and 2024 were $42 million and $44 million, respectively. Loan fees for the six months ended June 30, 2025 and 2024 were $85 million and $91 million, respectively.
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
The PNC Financial Services Group, Inc. – Form 10-Q 39

Table 37: Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) (a)

	Six months ended		Three months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net interest income (GAAP)	$7,031	$6,566	$3,555	$3,302
Taxable-equivalent adjustments	56	68	28	34
Net interest income (non-GAAP)	$7,087	$6,634	$3,583	$3,336
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

RECENT REGULATORY DEVELOPMENTS

Regulatory Capital Requirements

Stress Capital Buffer
In April 2025, the Federal Reserve issued a proposal to revise the calculation of the SCB to reduce the volatility of the stress testing requirements for large firms, including for Category III firms such as PNC. Under the proposal, the annual SCB would be calculated based on an average of two consecutive annual supervisory stress tests. The proposed changes would become effective January 1, 2026. The comment period on the proposal ended on June 23, 2025.

In June 2025, the Federal Reserve announced the results of its supervisory stress tests conducted as part of the 2025 CCAR process. PNC remained well above its regulatory minimum capital requirements in the supervisory stress tests, and PNC’s SCB will remain at the regulatory minimum of 2.5%. See the Liquidity and Capital Management portion of the Risk Management section in this Financial Review for a discussion of PNC’s capital actions.

Enhanced Supplementary Leverage Ratio Proposal
In June 2025, the federal banking agencies issued a proposal to modify the enhanced Supplementary Leverage Ratio Standards for U.S. global systemically important bank holding companies and their subsidiary depository institutions (“US GSIBs”). The proposal is designed to reduce disincentives for banking organizations to engage in lower-risk activities and promote the smooth functioning of U.S. Treasury markets. The main proposed revisions would reduce the level of regulatory capital that U.S. GSIBs are required to hold based on their total leverage exposure. The proposal also seeks comments on additional alternatives and modifications to the supplementary leverage ratio, including the exclusion of U.S. Treasury securities and central bank reserves from total leverage exposure, which, if adopted, could apply to all Category I-III firms, including PNC. Comments on the proposal are due by August 26, 2025.

Other Developments

One Big Beautiful Bill Act
In July 2025, the President signed into law the One Big Beautiful Bill Act (the “Act”). The Act contains several business tax provisions. PNC is evaluating the impacts of the Act to PNC.

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
40    The PNC Financial Services Group, Inc. – Form 10-Q

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

The scenarios used for the period ended June 30, 2025 consider, among other factors, ongoing inflationary pressures and the impacts of tariffs on the U.S. economic outlook. Given these factors, growth is expected to slow from current levels in the coming quarters. While recession risks remain elevated, our most-likely expectation at June 30, 2025 is that the U.S. economy avoids a recession. We believe the economic scenarios effectively reflect the distribution of potential economic outcomes.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at June 30, 2025 and December 31, 2024:

Table 38: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of June 30, 2025
	2025	2026	2027
U.S. real GDP (a)	0.8%	1.1%	2.2%
U.S. unemployment rate (b)	4.5%	5.1%	4.7%
	Assumptions as of December 31, 2024
	2025	2026	2027
U.S. real GDP (a)	0.7%	2.2%	2.2%
U.S. unemployment rate (b)	4.8%	4.7%	4.4%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31, 2025, 2026 and 2027, respectively.
The PNC Financial Services Group, Inc. – Form 10-Q 41

Real GDP growth is expected to end 2025 at 0.8% on a weighted average basis, similar to the 0.7% assumed at December 31, 2024. Growth then progresses to 1.1% and will continue to increase to 2.2% by the end of 2027. Unemployment is expected to increase moderately over the next year. The weighted-average unemployment rate will end 2025 at 4.5%, peaking at 5.1% in the fourth quarter of 2026, before decreasing to 4.7% by the end of 2027.

Qualitative Component
As further discussed in the Allowance for Credit Losses section of Note 1 Accounting Policies in our 2024 Form 10-K, we incorporate qualitative reserves in the ACL through detailed analysis to reflect our best estimate of expected losses that may not be adequately represented in our quantitative methods or economic assumptions. Qualitative factors may include, but are not limited to, inherent forecasting limitations, model imprecision, timing of available information, and/or emerging and ongoing credit risks. At June 30, 2025, the qualitative framework considers PNC’s view of the current state of the economy, which continues to reflect uncertainty due to the fundamental change in office demand, tariff and trade driven pressures, interest rate movements and housing affordability. Our most significant qualitative factor was related to the office portfolio of the commercial real estate loan class.

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

42    The PNC Financial Services Group, Inc. – Form 10-Q

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2025, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2025, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
–The economic fundamentals remain solid in mid-2025. The labor market has eased but job growth continues, and job and income gains have supported consumer spending growth in the first half of 2025. However, downside risks have materially increased with recent substantial changes to U.S. tariffs and corresponding policy changes by U.S. trading partners.
–PNC’s baseline forecast remains for continued expansion, but slower economic growth in 2025 than in 2024. Tariffs and the uncertainty surrounding them will weigh on consumer spending and business investment. High interest rates remain a drag on the economy, consumer spending growth will slow to a pace more consistent with household income growth, and government’s contribution to economic growth will be smaller.
–The baseline forecast is for real GDP growth of around 1.5% in 2025 and 2026, with the unemployment rate increasing to around 4.5% over the next year. However, the recent turbulence in trade policy indicates that growth may be significantly weaker than in this forecast and the unemployment rate higher. The higher tariffs rates are, the longer they remain in place, and the more uncertainty that exists around them, the weaker economic growth will be and the higher the unemployment rate will be. The longer trade disputes persist, the greater the likelihood of near-term recession.
–The baseline forecast is for one federal funds rate cut of 25 basis points this year, at the last FOMC meeting of 2025, with additional rate cuts of 25 basis points at each of the first two FOMC meetings of 2026. This would put the
The PNC Financial Services Group, Inc. – Form 10-Q 43

federal funds rate in a range of 3.50% to 3.75% by the spring of next year. High inflation could mean less monetary easing than in the forecast, but if the economy enters recession the Federal Reserve could cut the federal funds rate more aggressively this year.
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
We provide greater detail regarding these as well as other factors in our 2024 Form 10-K and subsequent Form 10-Qs and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended June 30		Six months ended June 30
In millions, except per share data	2025	2024	2025	2024
Interest Income
Loans	$4,609	$4,842	$9,081	$9,661
Investment securities	1,151	1,001	2,275	1,884
Other	510	725	1,044	1,523
Total interest income	6,270	6,568	12,400	13,068
Interest Expense
Deposits	1,845	2,084	3,653	4,161
Borrowed funds	870	1,182	1,716	2,341
Total interest expense	2,715	3,266	5,369	6,502
Net interest income	3,555	3,302	7,031	6,566
Noninterest Income
Asset management and brokerage	391	364	782	728
Capital markets and advisory	321	272	627	531
Card and cash management	737	706	1,429	1,377
Lending and deposit services	317	304	633	609
Residential and commercial mortgage	128	131	262	278
Other income
Gain on Visa shares exchange program	—	754	—	754
Securities gains (losses)	—	(499)	(2)	(499)
Other	212	77	351	212
Total other income	212	332	349	467
Total noninterest income	2,106	2,109	4,082	3,990
Total revenue	5,661	5,411	11,113	10,556
Provision For Credit Losses	254	235	473	390
Noninterest Expense
Personnel	1,889	1,782	3,779	3,576
Occupancy	235	236	480	480
Equipment	394	356	778	697
Marketing	99	93	184	157
Other	766	890	1,549	1,781
Total noninterest expense	3,383	3,357	6,770	6,691
Income before income taxes and noncontrolling interests	2,024	1,819	3,870	3,475
Income taxes	381	342	728	654
Net income	1,643	1,477	3,142	2,821
Less: Net income attributable to noncontrolling interests	16	18	34	32
Preferred stock dividends	83	95	154	176
Preferred stock discount accretion and redemptions	2	2	4	4
Net income attributable to common shareholders	$1,542	$1,362	$2,950	$2,609
Earnings Per Common Share
Basic	$3.86	$3.39	$7.37	$6.49
Diluted	$3.85	$3.39	$7.37	$6.48
Average Common Shares Outstanding
Basic	397	400	398	400
Diluted	397	400	398	400
See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Net income	$1,643	$1,477	$3,142	$2,821
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	263	475	1,192	296
Net change in cash flow hedge derivatives	485	308	1,310	58
Pension and other postretirement benefit plan adjustments	(19)	1	(21)	(1)
Net change in Other	(2)	—	(3)	(2)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	727	784	2,478	351
Income tax benefit (expense) related to items of other comprehensive income	(172)	(188)	(595)	(85)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	555	596	1,883	266
Comprehensive income	2,198	2,073	5,025	3,087
Less: Comprehensive income attributable to noncontrolling interests	16	18	34	32
Comprehensive income attributable to PNC	$2,182	$2,055	$4,991	$3,055
See accompanying Notes to Consolidated Financial Statements.
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	June 30, 2025	December 31, 2024
In millions, except par value
Assets
Cash and due from banks	$5,939	$6,904
Interest-earning deposits with banks	24,455	39,347
Loans held for sale (a)	1,837	850
Investment securities – available-for-sale	67,136	62,039
Investment securities – held-to-maturity	75,212	77,693
Loans (a)	326,340	316,467
Allowance for loan and lease losses	(4,523)	(4,486)
Net loans	321,817	311,981
Equity investments	9,755	9,600
Mortgage servicing rights	3,467	3,711
Goodwill	10,932	10,932
Other (a)	38,557	36,981
Total assets	$559,107	$560,038
Liabilities
Deposits
Noninterest-bearing	$93,253	$92,641
Interest-bearing (b)	333,443	334,097
Total deposits	426,696	426,738
Borrowed funds
Federal Home Loan Bank advances	18,000	22,000
Senior debt	35,750	32,497
Subordinated debt	3,490	4,104
Other (b)	3,184	3,072
Total borrowed funds	60,424	61,673
Allowance for unfunded lending related commitments	759	719
Accrued expenses and other liabilities (b)	13,573	16,439
Total liabilities	501,452	505,569
Equity
Preferred stock (c)	—	—
Common stock ($5 par value, Authorized 800,000,000 shares, issued 543,412,101 and 543,310,646 shares)	2,717	2,717
Capital surplus	18,809	18,710
Retained earnings	60,951	59,282
Accumulated other comprehensive income (loss)	(4,682)	(6,565)
Common stock held in treasury at cost: 149,426,326 and 147,373,633 shares	(20,188)	(19,719)
Total shareholders’ equity	57,607	54,425
Noncontrolling interests	48	44
Total equity	57,655	54,469
Total liabilities and equity	$559,107	$560,038
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.5 billion, Loans held for investment of $1.1 billion and Other assets of $0.2 billion at June 30, 2025. Comparable amounts at December 31, 2024 were $0.8 billion, $1.2 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Interest-bearing deposits of $5.6 billion, Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at June 30, 2025. Comparable amounts at December 31, 2024 were $0, less than $0.1 billion and $0.1 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 47

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2025	2024
Operating Activities
Net income	$3,142	$2,821
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	473	390
Depreciation, amortization and accretion	172	74
Deferred income taxes (benefit)	(58)	(21)
Net losses on sales of securities	2	499
Changes in fair value of mortgage servicing rights	328	23
Gain on Visa shares exchange program	—	(754)
Net change in
Trading securities and other short-term investments	(1,646)	416
Loans held for sale and related securitization activity	(955)	(238)
Other assets	1,782	(142)
Accrued expenses and other liabilities	(2,395)	(934)
Other operating activities, net	126	659
Net cash provided (used) by operating activities	$971	$2,793
Investing Activities
Sales
Securities available-for-sale	$1,331	$3,745
Loans	293	237
Repayments/maturities
Securities available-for-sale	3,392	2,747
Securities held-to-maturity	6,843	4,714
Purchases
Securities available-for-sale	(9,045)	(16,246)
Securities held-to-maturity	(3,979)	(933)
Loans	(853)	(865)
Net change in
Federal funds sold and resale agreements	(188)	167
Loans	(9,812)	206
Other investing activities, net	(670)	(357)
Net cash provided (used) by investing activities	$(12,688)	$(6,585)
48    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Six months ended June 30
	2025	2024
Financing Activities
Net change in
Noninterest-bearing deposits	$613	$(6,755)
Interest-bearing deposits	(654)	1,716
Federal funds purchased and repurchase agreements	(36)	(178)
Other borrowed funds	149	(129)
Sales/issuances
Federal Home Loan Bank advances	3,000	—
Senior debt	5,237	4,236
Other borrowed funds	—	338
Common and treasury stock	34	33
Repayments/maturities
Federal Home Loan Bank advances	(7,000)	(3,000)
Senior debt	(2,750)	(1,050)
Subordinated debt	(700)	(750)
Other borrowed funds	—	(354)
Acquisition of treasury stock	(598)	(336)
Preferred stock cash dividends paid	(154)	(176)
Common stock cash dividends paid	(1,281)	(1,247)
Net cash provided (used) by financing activities	$(4,140)	$(7,652)
Net Increase (Decrease) In Cash, Cash Equivalents And Restricted Cash	$(15,857)	$(11,444)
Cash, cash equivalents and restricted cash at beginning of period	46,251	50,725
Cash, cash equivalents and restricted cash at end of period	$30,394	$39,281
Cash, Cash Equivalents And Restricted Cash
Cash and cash equivalents at end of period (unrestricted cash)	$29,402	$38,407
Restricted cash	992	874
Cash, cash equivalents and restricted cash at end of period	$30,394	$39,281
Supplemental Disclosures
Interest paid	$5,511	$6,314
Income taxes paid	$392	$288
Income taxes refunded	$2	$44
Leased assets obtained in exchange for new operating lease liabilities	$149	$129
Non-cash Investing And Financing Items
Transfer from loans to loans held for sale, net	$108	$58
Transfer from loans to foreclosed assets	$21	$24
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

We prepared these consolidated financial statements in accordance with GAAP. We have eliminated intercompany accounts and transactions. We have also reclassified certain prior-year amounts to conform to the current period presentation, which did not have a material impact on our consolidated financial condition or results of operations. During the second quarter of 2025, certain segment prior period information was adjusted to conform with current period presentation. See Note 14 Segment Reporting for more information.

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

Recently Adopted Accounting Standards
See Note 1 Accounting Policies in our 2024 Form 10-K for recently adopted accounting standards. We did not adopt any new accounting standards during the first six months of 2025.

50    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available-for-sale and held-to-maturity portfolios by major security type:
Table 39: Investment Securities Summary (a) (b)

	June 30, 2025				December 31, 2024
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury and government agencies	$26,275	$113	$(426)	$25,962	$23,962	$25	$(436)	$23,551
Residential mortgage-backed
Agency	34,916	89	(2,432)	32,573	33,589	28	(2,991)	30,626
Non-agency	474	112	(5)	581	504	105	(6)	603
Commercial mortgage-backed
Agency	2,983	12	(86)	2,909	2,077	1	(133)	1,945
Non-agency	507	—	(7)	500	706	—	(15)	691
Asset-backed	2,481	46	—	2,527	2,353	42	(3)	2,392
Other	2,122	45	(83)	2,084	2,307	42	(118)	2,231
Total securities available-for-sale	$69,758	$417	$(3,039)	$67,136	$65,498	$243	$(3,702)	$62,039
Securities Held-to-Maturity
U.S. Treasury and government agencies	$26,116	$19	$(506)	$25,629	$29,420	$—	$(896)	$28,524
Residential mortgage-backed
Agency	42,352	114	(2,883)	39,583	40,171	16	(3,696)	36,491
Non-agency	230	—	(16)	214	240	—	(21)	219
Commercial mortgage-backed
Agency	934	9	(12)	931	955	3	(28)	930
Non-agency	575	4	(2)	577	836	3	(7)	832
Asset-backed	2,507	38	(10)	2,535	3,380	37	(16)	3,401
Other	2,498	15	(62)	2,451	2,691	19	(49)	2,661
Total securities held-to-maturity (d)	$75,212	$199	$(3,491)	$71,920	$77,693	$78	$(4,713)	$73,058
(a) At June 30, 2025, the accrued interest associated with our held-to-maturity and available-for-sale portfolios totaled $235 million and $325 million, respectively. The comparable amounts at December 31, 2024 were $242 million and $328 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both June 30, 2025 and December 31, 2024.
(c) Amortized cost is presented net of allowance of $63 million for securities available-for-sale, primarily related to non-agency commercial mortgage-backed securities, and $5 million for securities held-to-maturity at June 30, 2025. The comparable amounts at December 31, 2024 were $86 million and $5 million, respectively.
(d) Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of the transfer. The amortized cost of held-to-maturity securities included net unrealized losses of $3.0 billion at June 30, 2025 related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2024 was $3.4 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available-for-sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held-to-maturity are carried at amortized cost, net of any allowance. Investment securities at June 30, 2025 included $577 million of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount at June 30, 2024 was $151 million of net unsettled purchases.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At June 30, 2025, the allowance for investment securities was $68 million and primarily related to non-agency commercial mortgage-backed securities in the available-for-sale portfolio. The comparable amount at December 31, 2024 was $91 million. See Note 1 Accounting Policies in our 2024 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At June 30, 2025, AOCI included pretax losses of $265 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 40 presents the gross unrealized losses and fair value of securities available-for-sale that do not have an associated allowance for investment securities at June 30, 2025 and December 31, 2024. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair
The PNC Financial Services Group, Inc. – Form 10-Q 51

value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of June 30, 2025, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 40: Gross Unrealized Loss and Fair Value of Securities Available-for-Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2025
U.S. Treasury and government agencies	$(17)	$9,256	$(409)	$9,495	$(426)	$18,751
Residential mortgage-backed
Agency	(25)	4,316	(2,407)	18,692	(2,432)	23,008
Non-agency	—	—	(2)	32	(2)	32
Commercial mortgage-backed
Agency	(2)	390	(84)	1,348	(86)	1,738
Non-agency	—	—	(7)	415	(7)	415
Asset-backed	—	—	—	—	—	—
Other	(6)	72	(64)	1,572	(70)	1,644
Total securities available-for-sale	$(50)	$14,034	$(2,973)	$31,554	$(3,023)	$45,588
December 31, 2024
U.S. Treasury and government agencies	$(70)	$17,500	$(366)	$1,824	$(436)	$19,324
Residential mortgage-backed
Agency	(65)	6,163	(2,926)	19,595	(2,991)	25,758
Non-agency	—	—	(3)	41	(3)	41
Commercial mortgage-backed
Agency	(8)	501	(125)	1,388	(133)	1,889
Non-agency	—	—	(15)	559	(15)	559
Asset-backed	(2)	226	(1)	8	(3)	234
Other	(2)	99	(98)	1,734	(100)	1,833
Total securities available-for-sale	$(147)	$24,489	$(3,534)	$25,149	$(3,681)	$49,638

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 41: Gains (Losses) on Sales of Securities Available-for-Sale

Six months ended June 30 In millions
	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2025	$2	$(4)	$(2)	$—
2024	$2	$(501)	$(499)	$(105)

52    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2025:
Table 42: Contractual Maturity of Debt Securities

June 30, 2025 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available-for-Sale
U.S. Treasury and government agencies	$537	$11,821	$11,756	$2,161	$26,275
Residential mortgage-backed
Agency	1	315	3,398	31,202	34,916
Non-agency	—	—	62	412	474
Commercial mortgage-backed
Agency	50	1,444	111	1,378	2,983
Non-agency	—	79	77	351	507
Asset-backed	—	1,072	450	959	2,481
Other	464	1,308	199	151	2,122
Total securities available-for-sale at amortized cost	$1,052	$16,039	$16,053	$36,614	$69,758
Fair value	$1,044	$15,998	$15,872	$34,222	$67,136
Weighted-average yield, GAAP basis (a)	2.98%	3.73%	4.22%	3.95%	3.95%
Securities Held-to-Maturity
U.S. Treasury and government agencies	$7,858	$15,964	$1,452	$842	$26,116
Residential mortgage-backed
Agency	—	5	439	41,908	42,352
Non-agency	—	—	—	230	230
Commercial mortgage-backed
Agency	—	273	443	218	934
Non-agency	—	36	—	539	575
Asset-backed	2	652	1,075	778	2,507
Other	327	716	264	1,191	2,498
Total securities held-to-maturity at amortized cost	$8,187	$17,646	$3,673	$45,706	$75,212
Fair value	$8,139	$17,376	$3,575	$42,830	$71,920
Weighted-average yield, GAAP basis (a)	1.41%	1.76%	2.72%	3.08%	2.57%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 43: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30, 2025	December 31, 2024
Pledged to others	$66,610	$69,330
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,421	$1,231
Permitted amount repledged to others	$1,421	$1,231

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
We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to address operating environment changes such as inflation levels, industry specific risks (including tariffs), interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes such as those that arose from the pandemic. We offer loan modifications and collection programs to assist our customers and mitigate losses.

54    The PNC Financial Services Group, Inc. – Form 10-Q

Table 44 presents the composition and delinquency status of our loan portfolio at June 30, 2025 and December 31, 2024. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.

Table 44: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
June 30, 2025
Commercial
Commercial and industrial	$188,080	$118	$91	$79	$288		$462	$—	$188,830
Commercial real estate	30,448	43	6	—	49		753	—	31,250
Equipment lease financing	6,867	15	10	—	25		36	—	6,928
Total commercial	225,395	176	107	79	362		1,251	—	227,008
Consumer
Residential real estate	44,188	247	91	182	520	(c)	325	224	45,257
Home equity	25,362	62	28	—	90		436	40	25,928
Automobile	15,714	74	19	5	98		80	—	15,892
Credit card	6,419	42	32	64	138		13	—	6,570
Education	1,477	22	14	34	70	(c)	—	—	1,547
Other consumer	4,110	12	6	7	25		3	—	4,138
Total consumer	97,270	459	190	292	941		857	264	99,332
Total	$322,665	$635	$297	$371	$1,303		$2,108	$264	$326,340
Percentage of total loans	98.87%	0.19%	0.09%	0.11%	0.40%		0.65%	0.08%	100.00%
December 31, 2024
Commercial
Commercial and industrial	$174,988	$159	$43	$72	$274		$528	$—	$175,790
Commercial real estate	32,657	25	18	—	43		919	—	33,619
Equipment lease financing	6,687	41	12	—	53		15	—	6,755
Total commercial	214,332	225	73	72	370		1,462	—	216,164
Consumer
Residential real estate	45,134	234	106	188	528	(c)	278	475	46,415
Home equity	25,351	71	26	—	97		482	61	25,991
Automobile	15,155	83	22	9	114		86	—	15,355
Credit card	6,696	49	38	81	168		15	—	6,879
Education	1,557	25	15	39	79	(c)	—	—	1,636
Other consumer	3,998	10	8	8	26		3	—	4,027
Total consumer	97,891	472	215	325	1,012		864	536	100,303
Total	$312,223	$697	$288	$397	$1,382		$2,326	$536	$316,467
Percentage of total loans	98.66%	0.22%	0.09%	0.13%	0.44%		0.73%	0.17%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.3 billion at both June 30, 2025 and December 31, 2024. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed residential real estate loans and education loans totaling $0.2 billion and $0.1 billion at June 30, 2025, respectively. Comparable amounts at December 31, 2024 were $0.3 billion and $0.1 billion, respectively.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $1.0 billion at both June 30, 2025 and December 31, 2024.
(f)Collateral dependent loans totaled $1.5 billion and $1.6 billion at June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025, we pledged unpaid principal balances in the amounts of $44.3 billion of commercial and other loans to the FRB and $81.6 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2024 were $43.4 billion and $89.0 billion, respectively.
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
The PNC Financial Services Group, Inc. – Form 10-Q 55

certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies in our 2024 Form 10-K for additional information on our nonperforming loan and lease policies.
The following table presents our nonperforming assets as of June 30, 2025 and December 31, 2024:
Table 45: Nonperforming Assets

Dollars in millions	June 30, 2025	December 31, 2024
Nonperforming loans
Commercial	$1,251	$1,462
Consumer (a)	857	864
Total nonperforming loans (b)	2,108	2,326
OREO and foreclosed assets	33	31
Total nonperforming assets	$2,141	$2,357
Nonperforming loans to total loans	0.65%	0.73%
Nonperforming assets to total loans, OREO and foreclosed assets	0.66%	0.74%
Nonperforming assets to total assets	0.38%	0.42%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.6 billion at both June 30, 2025 and December 31, 2024. This primarily includes loans with a fair value of collateral that exceeds the amortized cost basis.

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
56    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit quality indicators for our commercial loan classes:
Table 46: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
June 30, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$15,089		$18,462	$11,572	$15,672	$4,538	$13,738	$100,242	$300	$179,613
Criticized	320		832	643	1,337	459	543	5,010	73	9,217
Total commercial and industrial loans	15,409		19,294	12,215	17,009	4,997	14,281	105,252	373	188,830
Gross charge-offs (b)	9	(c)	22	54	10	3	5	87	2	192
Commercial real estate
Pass Rated	893		2,572	4,200	5,821	1,753	9,608	432	—	25,279
Criticized	84		268	1,248	1,984	344	2,015	28	—	5,971
Total commercial real estate loans	977		2,840	5,448	7,805	2,097	11,623	460	—	31,250
Gross charge-offs (b)	—		—	1	—	5	76	—	—	82
Equipment lease financing
Pass Rated	925		1,654	1,133	995	388	1,589	—	—	6,684
Criticized	13		58	66	59	24	24	—	—	244
Total equipment lease financing loans	938		1,712	1,199	1,054	412	1,613	—	—	6,928
Gross charge-offs (b)	—		3	5	6	3	3	—	—	20
Total commercial loans	$17,324		$23,846	$18,862	$25,868	$7,506	$27,517	$105,712	$373	$227,008
Total commercial gross charge-offs	$9		$25	$60	$16	$11	$84	$87	$2	$294

	Term Loans by Origination Year
December 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$22,145		$13,815	$17,043	$5,275	$4,594	$11,270	$91,389	$522	$166,053
Criticized	761		878	1,856	601	144	580	4,868	49	9,737
Total commercial and industrial loans	22,906		14,693	18,899	5,876	4,738	11,850	96,257	571	175,790
Gross charge-offs (b)	22	(c)	32	51	25	5	7	133	53	328
Commercial real estate
Pass Rated	2,331		5,575	6,875	2,232	1,220	9,685	423	—	28,341
Criticized	141		335	1,974	485	465	1,853	25	—	5,278
Total commercial real estate loans	2,472		5,910	8,849	2,717	1,685	11,538	448	—	33,619
Gross charge-offs (b)	28		5	—	2	1	322	—	—	358
Equipment lease financing
Pass Rated	1,814		1,264	1,112	478	478	1,305	—	—	6,451
Criticized	51		79	88	35	21	30	—	—	304
Total equipment lease financing loans	1,865		1,343	1,200	513	499	1,335	—	—	6,755
Gross charge-offs (b)	1		6	12	5	4	6	—	—	34
Total commercial loans	$27,243		$21,946	$28,948	$9,106	$6,922	$24,723	$96,705	$571	$216,164
Total commercial gross charge-offs	$51		$43	$63	$32	$10	$335	$133	$53	$720
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of June 30, 2025 and December 31, 2024.
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

The PNC Financial Services Group, Inc. – Form 10-Q 57

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 47: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
June 30, 2025 In millions	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$9	$19	$55	$73	$56	$53	$—	$—	$265
Greater than or equal to 80% to 100%	383	528	400	717	486	246	—	—	2,760
Less than 80%	736	1,714	3,768	8,385	13,592	13,414	—	—	41,609
No LTV available	—	—	—	—	9	3	—	—	12
Government insured or guaranteed loans	—	3	18	25	17	548	—	—	611
Total residential real estate loans	$1,128	$2,264	$4,241	$9,200	$14,160	$14,264	$—	$—	$45,257
Updated FICO scores
Greater than or equal to 780	$633	$1,632	$3,016	$7,399	$11,326	$9,070	$—	$—	$33,076
720 to 779	427	527	697	1,283	1,985	2,394	—	—	7,313
660 to 719	54	92	264	376	579	1,055	—	—	2,420
Less than 660	14	10	115	109	172	792	—	—	1,212
No FICO score available	—	—	131	8	81	405	—	—	625
Government insured or guaranteed loans	—	3	18	25	17	548	—	—	611
Total residential real estate loans	$1,128	$2,264	$4,241	$9,200	$14,160	$14,264	$—	$—	$45,257
Gross charge-offs (a)	$—	$—	$—	$—	$1	$1	$—	$—	$2
Home equity (b)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$—	$2	$25	$371	$387	$785
Greater than or equal to 80% to 100%	—	—	—	—	5	55	1,197	1,570	2,827
Less than 80%	—	—	—	—	132	4,117	7,212	10,855	22,316
Total home equity loans	$—	$—	$—	$—	$139	$4,197	$8,780	$12,812	$25,928
Updated FICO scores
Greater than or equal to 780	$—	$—	$—	$—	$90	$2,692	$5,047	$6,137	$13,966
720 to 779	—	—	—	—	32	808	2,347	3,170	6,357
660 to 719	—	—	—	—	12	404	1,185	2,053	3,654
Less than 660	—	—	—	—	5	285	195	1,411	1,896
No FICO score available	—	—	—	—	—	8	6	41	55
Total home equity loans	$—	$—	$—	$—	$139	$4,197	$8,780	$12,812	$25,928
Gross charge-offs (a)	$—	$—	$—	$—	$—	$—	$7	$11	$18
58    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2024 In millions	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$10	$55	$85	$52	$23	$32	$—	$—	$257
Greater than or equal to 80% to 100%	591	485	954	601	171	111	—	—	2,913
Less than 80%	2,043	4,039	8,450	13,958	6,084	8,039	—	—	42,613
No LTV available	—	—	—	9	—	3	—	—	12
Government insured or guaranteed loans	1	16	23	17	66	497	—	—	620
Total residential real estate loans	$2,645	$4,595	$9,512	$14,637	$6,344	$8,682	$—	$—	$46,415
Updated FICO scores
Greater than or equal to 780	$1,730	$3,264	$7,584	$11,723	$4,683	$4,858	$—	$—	$33,842
720 to 779	789	805	1,406	2,035	1,004	1,567	—	—	7,606
660 to 719	115	270	401	620	324	784	—	—	2,514
Less than 660	9	108	90	156	116	696	—	—	1,175
No FICO score available	1	132	8	86	151	280	—	—	658
Government insured or guaranteed loans	1	16	23	17	66	497	—	—	620
Total residential real estate loans	$2,645	$4,595	$9,512	$14,637	$6,344	$8,682	$—	$—	$46,415
Gross charge-offs (a)	$—	$—	$—	$1	$—	$2	$—	$—	$3
Home equity (b)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$1	$12	$17	$368	$372	$770
Greater than or equal to 80% to 100%	—	—	—	5	31	30	1,098	1,619	2,783
Less than 80%	—	—	—	141	1,670	2,807	6,907	10,913	22,438
Total home equity loans	$—	$—	$—	$147	$1,713	$2,854	$8,373	$12,904	$25,991
Updated FICO scores
Greater than or equal to 780	$—	$—	$—	$94	$1,145	$1,753	$4,720	$6,211	$13,923
720 to 779	—	—	—	34	352	572	2,251	3,274	6,483
660 to 719	—	—	—	14	151	289	1,193	2,085	3,732
Less than 660	—	—	—	5	63	234	202	1,290	1,794
No FICO score available	—	—	—	—	2	6	7	44	59
Total home equity loans	$—	$—	$—	$147	$1,713	$2,854	$8,373	$12,904	$25,991
Gross charge-offs (a)	$—	$—	$—	$—	$—	$1	$16	$19	$36
(a)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(b)Beginning January 1, 2022, new originations consist of only revolving home equity lines of credit.

The PNC Financial Services Group, Inc. – Form 10-Q 59

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 48: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
June 30, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$2,444		$2,465	$1,352	$837	$608	$189	$—	$—	$7,895
720 to 779	1,157		1,642	827	455	273	112	—	—	4,466
660 to 719	422		845	505	277	158	83	—	—	2,290
Less than 660	79		363	338	206	140	115	—	—	1,241
Total automobile loans	$4,102		$5,315	$3,022	$1,775	$1,179	$499	$—	$—	$15,892
Gross charge-offs (a)	$—		$18	$22	$11	$6	$8	$—	$—	$65
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,045	$2	$2,047
720 to 779	—		—	—	—	—	—	1,745	5	1,750
660 to 719	—		—	—	—	—	—	1,707	16	1,723
Less than 660	—		—	—	—	—	—	888	56	944
No FICO score available or required (b)	—		—	—	—	—	—	104	2	106
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,489	$81	$6,570
Gross charge-offs (a)	$—		$—	$—	$—	$—	$—	$150	$21	$171
Education
Updated FICO scores
Greater than or equal to 780	$9		$46	$52	$75	$36	$313	$—	$—	$531
720 to 779	9		28	33	32	15	110	—	—	227
660 to 719	4		10	13	13	6	46	—	—	92
Less than 660	1		2	4	3	1	20	—	—	31
No FICO score available or required (b)	5		6	4	3	1	1	—	—	20
Total loans using FICO credit metric	28		92	106	126	59	490	—	—	901
Other internal credit metrics	—		—	—	—	—	646	—	—	646
Total education loans	$28		$92	$106	$126	$59	$1,136	$—	$—	$1,547
Gross charge-offs (a)	$—		$—	$—	$1	$—	$8	$—	$—	$9
Other consumer
Updated FICO scores
Greater than or equal to 780	$140		$192	$89	$41	$12	$6	$34	$1	$515
720 to 779	163		213	94	45	12	6	67	1	601
660 to 719	123		144	72	46	12	6	73	—	476
Less than 660	7		40	30	25	10	5	39	1	157
Total loans using FICO credit metric	433		589	285	157	46	23	213	3	1,749
Other internal credit metrics	6		5	5	49	11	96	2,209	8	2,389
Total other consumer loans	$439		$594	$290	$206	$57	$119	$2,422	$11	$4,138
Gross charge-offs (a)	$38	(c)	$9	$14	$7	$2	$2	$5	$—	$77

60    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO Scores
Greater than or equal to 780	$3,288		$1,717	$1,094	$865	$241	$125	$—	$—	$7,330
720 to 779	2,047		1,123	636	415	129	90	—	—	4,440
660 to 719	963		671	367	227	82	74	—	—	2,384
Less than 660	246		351	231	174	87	112	—	—	1,201
Total automobile loans	$6,544		$3,862	$2,328	$1,681	$539	$401	$—	$—	$15,355
Gross charge-offs (a)	$9		$44	$27	$17	$12	$22	$—	$—	$131
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,090	$2	$2,092
720 to 779	—		—	—	—	—	—	1,859	5	1,864
660 to 719	—		—	—	—	—	—	1,815	16	1,831
Less than 660	—		—	—	—	—	—	936	57	993
No FICO score available or required (b)	—		—	—	—	—	—	97	2	99
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,797	$82	$6,879
Gross charge-offs (a)	$—		$—	$—	$—	$—	$—	$316	$39	$355
Education
Updated FICO scores
Greater than or equal to 780	$22		$58	$79	$39	$33	$318	$—	$—	$549
720 to 779	20		36	38	20	14	116	—	—	244
660 to 719	13		14	15	6	5	46	—	—	99
Less than 660	3		3	3	1	1	19	—	—	30
No FICO score available or required (b)	12		5	4	1	—	1	—	—	23
Total loans using FICO credit metric	70		116	139	67	53	500	—	—	945
Other internal credit metrics	—		—	—	—	—	691	—	—	691
Total education loans	$70		$116	$139	$67	$53	$1,191	$—	$—	$1,636
Gross charge-offs (a)	$—		$—	$1	$1	$1	$16	$—	$—	$19
Other consumer
Updated FICO scores
Greater than or equal to 780	$245		$129	$64	$20	$5	$6	$37	$1	$507
720 to 779	292		141	70	21	6	6	72	1	609
660 to 719	203		97	72	22	8	6	79	1	488
Less than 660	20		33	34	15	6	5	40	1	154
Total loans using FICO credit metric	760		400	240	78	25	23	228	4	1,758
Other internal credit metrics	6		9	77	12	11	90	2,056	8	2,269
Total other consumer loans	$766		$409	$317	$90	$36	$113	$2,284	$12	$4,027
Gross charge-offs (a)	$76	(c)	$27	$26	$13	$8	$9	$11	$1	$171
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

The PNC Financial Services Group, Inc. – Form 10-Q 61

Loan Modifications to Borrowers Experiencing Financial Difficulty

FDMs result from our loss mitigation activities and include principal forgiveness, interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. See Note 1 Accounting Policies in our 2024 Form 10-K for additional information on FDMs.

The following table presents the amortized cost basis, as of the period end date, of FDMs granted during the three and six months ended June 30, 2025 and 2024:

Table 49: Loan Modifications Granted to Borrowers Experiencing Financial Difficulty (a) (b)

Three months ended June 30, 2025 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Interest Rate Reduction, Payment Delay, and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	—	$550	$37	$—	$17	$1	$—	$—	$7	$612	0.32%
Commercial real estate	—	268	35	—	—	—	—	—	—	303	0.97%
Total commercial	—	818	72	—	17	1	—	—	7	915	0.40%
Consumer
Residential real estate	—	—	64	—	—	—	—	—	2	66	0.15%
Home equity	—	—	1	—	—	—	—	—	8	9	0.03%
Credit card	—	—	—	18	—	—	—	—	—	18	0.27%
Education	—	1	—	—	—	—	—	—	—	1	0.06%
Other consumer	—	1	—	—	—	—	—	—	—	1	0.02%
Total consumer	—	2	65	18	—	—	—	—	10	95	0.10%
Total	—	$820	$137	$18	$17	$1	$—	$—	$17	$1,010	0.31%

Three months ended June 30, 2024 Dollars in millions
Commercial
Commercial and industrial	$18	$372	$94	$—	$65	$102	$—	$—	$67	$718	0.40%
Commercial real estate	—	454	—	—	84	—	—	—	—	538	1.52%
Total commercial	18	826	94	—	149	102	—	—	67	1,256	0.57%
Consumer
Residential real estate	—	—	30	—	—	1	—	—	5	36	0.08%
Home equity	—	—	5	1	—	—	—	—	6	12	0.05%
Credit card	—	—	—	21	—	—	—	—	—	21	0.31%
Education	—	1	—	—	—	—	—	—	—	1	0.06%
Total consumer	—	1	35	22	—	1	—	—	11	70	0.07%
Total	$18	$827	$129	$22	$149	$103	$—	$—	$78	$1,326	0.41%

62    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page) Six months ended June 30, 2025 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Interest Rate Reduction, Payment Delay, and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	—	$788	$31	$—	$24	$2	$—	$14	$54	$913	0.48%
Commercial real estate	—	550	35	—	—	—	—	—	14	599	1.92%
Total commercial	—	1,338	66	—	24	2	—	14	68	1,512	0.67%
Consumer
Residential real estate	—	1	88	—	—	1	—	—	3	93	0.21%
Home equity	—	—	3	1	—	—	—	—	12	16	0.06%
Credit card	—	—	—	33	—	—	—	—	—	33	0.50%
Education	—	3	—	—	—	—	—	—	—	3	0.19%
Other consumer	—	1	—	1	1	—	—	—	—	3	0.07%
Total consumer	—	5	91	35	1	1	—	—	15	148	0.15%
Total	—	$1,343	$157	$35	$25	$3	$—	$14	$83	$1,660	0.51%

Six months ended June 30, 2024 Dollars in millions
Commercial
Commercial and industrial	$18	$720	$83	$—	$109	$112	$15	$—	$97	$1,154	0.65%
Commercial real estate	—	779	25	—	148	—	—	—	—	952	2.68%
Total commercial	18	1,499	108	—	257	112	15	—	97	2,106	0.95%
Consumer
Residential real estate	—	—	55	—	—	1	—	—	8	64	0.14%
Home equity	—	—	8	2	—	—	—	—	10	20	0.08%
Credit card	—	—	—	39	—	—	—	—	—	39	0.57%
Education	—	3	—	—	—	—	—	—	—	3	0.17%
Other consumer	—	—	—	1	—	—	—	—	—	1	0.02%
Total consumer	—	3	63	42	—	1	—	—	18	127	0.13%
Total	$18	$1,502	$171	$42	$257	$113	$15	$—	$115	$2,233	0.69%
(a)The unfunded lending related commitments on FDMs granted during the six months ended June 30, 2025 and 2024 were $0.4 billion and $0.3 billion, respectively.
(b)Excludes the amortized cost basis of modified loans that were paid off, charged off or otherwise liquidated as of the period end date.
(c)Represents all other modifications and includes trial modifications and loans where we have received notification that a borrower has filed for Chapter 7 bankruptcy relief, but specific instructions as to the terms of the relief have not been formally ruled upon by the court.

The PNC Financial Services Group, Inc. – Form 10-Q 63

Table 50 presents the weighted average financial effect of FDMs granted during the three and six months ended June 30, 2025 and 2024.

Table 50: Financial Effect of FDMs (a)

Three months ended June 30, 2025 Dollars in millions	Amortized cost basis (b)	Weighted Average Financial Effect
Term Extension
Commercial and industrial	$568	Extended contractual term by 11 months.
Commercial real estate	$268	Extended contractual term by 16 months.
Education	$1	Extended contractual term by 25 months.
Other consumer	$1	Extended contractual term by 44 months.
Interest Rate Reduction
Commercial and industrial	$1	Reduced contractual interest rate by 5.50%.
Payment Delay
Commercial and industrial	$54	Provided 5 months of payment deferral.
Commercial real estate	$35	Provided 6 months of payment deferral.
Residential real estate	$64	Provided 6 months of payment deferral.
Home equity	$1	Provided 5 months of payment deferral.

Three months ended June 30, 2024 Dollars in millions	Amortized cost basis (b)	Weighted Average Financial Effect
Term Extension
Commercial and industrial	$539	Extended contractual term by 15 months.
Commercial real estate	$538	Extended contractual term by 14 months.
Residential real estate	$1	Extended contractual term by 105 months.
Education	$1	Extended contractual term by 16 months.
Interest Rate Reduction
Commercial and industrial	$120	Reduced contractual interest rate by 1.12%.
Residential real estate	$1	Reduced contractual interest rate by 1.30%.
Payment Delay
Commercial and industrial	$159	Provided 5 months of payment deferral.
Commercial real estate	$84	Provided 23 months of payment deferral.
Residential real estate	$30	Provided 10 months of payment deferral.
Home equity	$5	Provided 5 months of payment deferral.
64    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page) Six months ended June 30, 2025 Dollars in millions	Amortized cost basis (b)	Weighted Average Financial Effect
Term Extension
Commercial and industrial	$828	Extended contractual term by 17 months.
Commercial real estate	$550	Extended contractual term by 16 months.
Residential real estate	$2	Extended contractual term by 221 months.
Education	$3	Extended contractual term by 17 months.
Other consumer	$2	Extended contractual term by 32 months.
Interest Rate Reduction
Commercial and industrial	$16	Reduced contractual interest rate by 1.17%.
Residential real estate	$1	Increased contractual interest rate by 0.38%.
Payment Delay
Commercial and industrial	$69	Provided 12 months of payment deferral.
Commercial real estate	$35	Provided 6 months of payment deferral.
Residential real estate	$88	Provided 6 months of payment deferral.
Home equity	$3	Provided 5 months of payment deferral.
Other consumer	$1	Provided 24 months of payment deferral.

Six months ended June 30, 2024 Dollars in millions	Amortized cost basis (b)	Weighted Average Financial Effect
Term Extension
Commercial and industrial	$941	Extended contractual term by 14 months.
Commercial real estate	$927	Extended contractual term by 14 months.
Residential real estate	$1	Extended contractual term by 98 months.
Education	$3	Extended contractual term by 12 months.
Interest Rate Reduction
Commercial and industrial	$145	Reduced contractual interest rate by 1.64%.
Residential real estate	$1	Reduced contractual interest rate by 1.15%.
Payment Delay
Commercial and industrial	$207	Provided 7 months of payment deferral.
Commercial real estate	$173	Provided 9 months of payment deferral.
Residential real estate	$55	Provided 9 months of payment deferral.
Home equity	$8	Provided 4 months of payment deferral.
(a)Excludes the financial effects of modifications for loans that were paid off, charged off or otherwise liquidated as of the period end date.
(b)The amortized cost basis presented in Table 50 includes combination modification categories in addition to the standalone modification categories presented in Table 49. Primarily due to this reason, the amortized cost basis presented in Table 50 may not agree to the amortized cost basis presented alongside the standalone modification categories in Table 49. Amortized cost basis is as of the period end date.

Repayment plans are offered for our credit card, unsecured lines of credit and certain of our home equity loan and line of credit product offerings. We have excluded these plans from Table 50. Refer to Note 3 Loans and Related Allowance for Credit Losses in our 2024 Form 10-K for information around the modification terms of repayment plans.
The PNC Financial Services Group, Inc. – Form 10-Q 65

After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of the period end date, of FDMs granted during the twelve months preceding June 30, 2025 and 2024.

Table 51: Delinquency Status of FDMs (a) (b)

Twelve months ended June 30, 2025 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$1,117	$9	$4	$—	$106	$1,236
Commercial real estate	711	—	—	—	301	1,012
Equipment lease financing	1	—	—	—	—	1
Total commercial	1,829	9	4	—	407	2,249
Consumer
Residential real estate	5	1	—	—	136	142
Home equity	5	—	—	—	28	33
Credit card	40	3	4	7	1	55
Education	4	—	—	—	—	4
Other consumer	2	—	—	—	2	4
Total consumer	56	4	4	7	167	238
Total	$1,885	$13	$8	$7	$574	$2,487

Twelve months ended June 30, 2024 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$1,318	$1	$8	$—	$235	$1,562
Commercial real estate	978	—	—	—	433	1,411
Total commercial	2,296	1	8	—	668	2,973
Consumer
Residential real estate	9	1	—	1	86	97
Home equity	3	—	—	—	29	32
Credit card	45	4	4	7	1	61
Education	6	—	—	—	—	6
Other consumer	1	—	—	—	1	2
Total consumer	64	5	4	8	117	198
Total	$2,360	$6	$12	$8	$785	$3,171
(a)Represents amortized cost basis.
(b)Loans in our Payment Delay category are reported as past due in accordance with their contractual terms. Once contractually modified, these loans are reported as past due in accordance with their restructured terms.
We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the three and six months ended June 30, 2025 were $82 million and $153 million, respectively. Comparable amounts at June 30, 2024 were $102 million and $150 million, respectively.
66    The PNC Financial Services Group, Inc. – Form 10-Q

Table 52: Rollforward of Allowance for Credit Losses

	Three months ended June 30						Six months ended June 30
	2025			2024			2025			2024
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	3,205	1,339	4,544	3,217	1,476	4,693	3,148	1,338	4,486	3,259	1,532	4,791
Charge-offs	(163)	(161)	(324)	(198)	(177)	(375)	(294)	(342)	(636)	(346)	(359)	(705)
Recoveries	61	65	126	52	61	113	108	125	233	75	125	200
Net (charge-offs)	(102)	(96)	(198)	(146)	(116)	(262)	(186)	(217)	(403)	(271)	(234)	(505)
Provision for credit losses	121	50	171	172	32	204	259	172	431	257	94	351
Other	6	—	6	—	1	1	9	—	9	(2)	1	(1)
Ending balance	$3,230	$1,293	$4,523	$3,243	$1,393	$4,636	$3,230	$1,293	$4,523	$3,243	$1,393	$4,636
Allowance for unfunded lending related commitments (a)
Beginning balance	$528	$146	$674	$528	$144	$672	$580	$139	$719	$545	$118	$663
Provision for (recapture of) credit losses	87	(3)	84	53	(8)	45	34	4	38	36	18	54
Other	1	—	1	—	—	—	2	—	2	—	—	—
Ending balance	$616	$143	$759	$581	$136	$717	$616	$143	$759	$581	$136	$717
Allowance for credit losses at June 30 (b)	$3,846	$1,436	$5,282	$3,824	$1,529	$5,353	$3,846	$1,436	$5,282	$3,824	$1,529	$5,353
(a)See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
(b)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $88 million and $112 million at June 30, 2025 and 2024, respectively.
The ACL related to loans totaled $5.3 billion at June 30, 2025 and $5.2 billion at December 31, 2024. The increase in reserves was driven primarily by changes in macroeconomic scenarios.

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

The PNC Financial Services Group, Inc. – Form 10-Q 67

The following table provides our loan sale and servicing activities:
Table 53: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended June 30, 2025
Sales of loans and related securitization activity (b)	$745	$1,094
Repurchases of previously transferred loans (c)	$29	$—
Servicing fees (d)	$129	$54
Servicing advances recovered/(funded), net	$23	$(65)
Cash flows on mortgage-backed securities held (e)	$621	$17
Cash Flows - Three months ended June 30, 2024
Sales of loans and related securitization activity (b)	$703	$344
Repurchases of previously transferred loans (c)	$18	$—
Servicing fees (d)	$138	$52
Servicing advances recovered/(funded), net	$17	$(41)
Cash flows on mortgage-backed securities held (e)	$978	$27
Cash Flows - Six months ended June 30, 2025
Sales of loans and related securitization activity (b)	$1,449	$1,587
Repurchases of previously transferred loans (c)	$64	$—
Servicing fees (d)	$259	$104
Servicing advances recovered/(funded), net	$42	$(54)
Cash flows on mortgage-backed securities held (e)	$1,192	$43
Cash Flows - Six months ended June 30, 2024
Sales of loans and related securitization activity (b)	$1,228	$667
Repurchases of previously transferred loans (c)	$41	$9
Servicing fees (d)	$277	$99
Servicing advances recovered/(funded), net	$40	$(17)
Cash flows on mortgage-backed securities held (e)	$1,820	$101
(a)Represents both commercial mortgage loan transfer and servicing activities.
(b)Gains/losses recognized on sales of loans were insignificant for the periods presented.
(c)Represents the outstanding principal balance of repurchased loans and includes both residential and commercial mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option, as well as residential mortgage loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.
(d)Includes contractually specified servicing fees, late charges and ancillary fees.
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $17.2 billion, $18.2 billion and $18.9 billion in residential mortgage-backed securities at June 30, 2025, December 31, 2024 and June 30, 2024, respectively. The carrying values of commercial mortgage-backed securities were $0.5 billion, $0.6 billion and $0.7 billion at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.
Table 54 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at June 30, 2025 and December 31, 2024.
68    The PNC Financial Services Group, Inc. – Form 10-Q

Table 54: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
June 30, 2025
Total principal balance	$36,789	$53,935
Delinquent loans (b)	$274	$290
December 31, 2024
Total principal balance	$37,619	$51,274
Delinquent loans (b)	$288	$124
Three months ended June 30, 2025 (c)
Net charge-offs (d)	$—	$(1)
Six months ended June 30, 2025
Net charge-offs (d)	$1	$9
Six months ended June 30, 2024
Net charge-offs (d)	$1	$61
(a)Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.
(b)Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(c)There were no Net charge-offs for residential or commercial mortgages for the three months ended June 30, 2024.
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

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 55 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 55. These loans are included as part of the credit quality disclosures that we make in Note 3 Loans and Related Allowance for Credit Losses.
Table 55: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
June 30, 2025
Mortgage-backed securitizations (b)	$17,970	$17,973	(c)	$—
Tax credit investments and other	6,027	5,646	(d) (e)	2,617	(f) (g)
Total	$23,997	$23,619		$2,617
December 31, 2024
Mortgage-backed securitizations (b)	$19,187	$19,191	(c)	$—
Tax credit investments and other	5,513	5,491	(d) (e)	2,627	(f) (g)
Total	$24,700	$24,682		$2,627
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $3.9 billion of LIHTCs and $0.1 billion of NMTCs at June 30, 2025, which are included in Equity investments on our Consolidated Balance Sheet. Comparable amounts at December 31, 2024 were $3.9 billion and $0.2 billion, respectively.
(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $2.3 billion of LIHTCs and less than $0.1 billion of NMTCs at both June 30, 2025 and December 31, 2024, which are included in Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. Within Income taxes, during the six months ended June 30, 2025, we recognized $0.3 billion of amortization, $0.3 billion of tax credits and less than $0.1 billion of other
The PNC Financial Services Group, Inc. – Form 10-Q 69

tax benefits associated with qualified investments in LIHTCs and NMTCs. During the six months ended June 30, 2024, comparable amounts were $0.2 billion, $0.2 billion, and less than $0.1 billion, respectively.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 5 Goodwill and Mortgage Servicing Rights in our 2024 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.5 billion at June 30, 2025 and $3.7 billion at December 31, 2024, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 56: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2025	2024	2025	2024
January 1	$1,085	$1,032	$2,626	$2,654
Additions:
From loans sold with servicing retained	24	11	14	12
Purchases	45	24	1	29
Changes in fair value due to:
Time and payoffs (a)	(155)	(157)	(127)	(126)
Other (b)	11	172	(57)	88
June 30	$1,010	$1,082	$2,457	$2,657
Related unpaid principal balance of loans serviced at June 30	$294,675	$288,746	$189,216	$203,543
Servicing advances at June 30	$707	$578	$110	$132
(a)Represents decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2025 and December 31, 2024 are shown in Tables 57 and 58. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.
70    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 57: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30, 2025	December 31, 2024
Fair value	$1,010	$1,085
Weighted-average life (years)	3.8	3.8
Weighted-average constant prepayment rate	4.52%	4.45%
Decline in fair value from 10% adverse change	$8	$8
Decline in fair value from 20% adverse change	$16	$16
Effective discount rate	10.77%	11.18%
Decline in fair value from 10% adverse change	$31	$35
Decline in fair value from 20% adverse change	$63	$69

Table 58: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30, 2025		December 31, 2024
Fair value	$2,457		$2,626
Weighted-average life (years)	7.8		8.0
Weighted-average constant prepayment rate	6.74%		6.39%
Decline in fair value from 10% adverse change	$57		$57
Decline in fair value from 20% adverse change	$111		$111
Weighted-average option adjusted spread	754	bps	755	bps
Decline in fair value from 10% adverse change	$77		$81
Decline in fair value from 20% adverse change	$150		$157

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.2 billion for both the three months ended June 30, 2025 and 2024, and $0.4 billion for both the six months ended June 30, 2025 and 2024. We also generate servicing fees from activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
NOTE 6 LEASES
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting, see Note 1 Accounting Policies and Note 6 Leases in our 2024 Form 10-K.

The following table provides details on our income from lessor arrangements:

Table 59: Lessor Income

	Three months ended June 30		Six months ended June 30
In millions	2025	2024	2025	2024
Sales-type and direct financing leases (a)	$85	$88	$170	$172
Operating leases (b)	8	5	17	11
Lease income	$93	$93	$187	$183
(a)Included in Loans interest income on our Consolidated Income Statement.
(b)Included in Lending and deposit services noninterest income on our Consolidated Income Statement.
The PNC Financial Services Group, Inc. – Form 10-Q 71

NOTE 7 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at June 30, 2025 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 60: Borrowed Funds

In millions
Less than 1 year	$13,979
1 to 2 years	11,672
2 to 3 years	7,158
3 to 4 years	6,200
4 to 5 years	4,338
Over 5 years	17,077
Total	$60,424

The following table presents the contractual rates and maturity dates of our FHLB advances, senior debt and subordinated debt as of June 30, 2025, and the carrying values as of June 30, 2025 and December 31, 2024.
Table 61: FHLB Advances, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	June 30, 2025	June 30, 2025	June 30, 2025	December 31, 2024
Parent Company
Senior debt	1.15% - 6.88%	2026 - 2036	$31,094	$27,369
Subordinated debt	4.63%	2033	806	777
Junior subordinated debt	5.16%	2028	206	206
Total Parent Company			32,106	28,352
Bank
Federal Home Loan Bank advances (a)	4.73% - 4.98%	2025 - 2028	18,000	22,000
Senior debt	3.10% - 4.89%	2027 - 2043	4,656	5,128
Subordinated debt	2.70% - 5.90%	2025 - 2029	2,478	3,121
Total Bank			25,134	30,249
Total			$57,240	$58,601
(a)FHLB advances are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 61, the carrying values for parent company senior and subordinated debt include basis adjustments of $(13) million and $(41) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(46) million and $(81) million, respectively, related to fair value accounting hedges as of June 30, 2025.
Certain borrowings are reported at fair value. Refer to Note 11 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures, refer to Note 9 Borrowed Funds in our 2024 Form 10-K.

72    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of June 30, 2025 and December 31, 2024, respectively.
Table 62: Commitments to Extend Credit and Other Commitments

In millions	June 30, 2025	December 31, 2024
Commitments to extend credit
Commercial	$220,701	$209,864
Home equity	23,962	24,086
Credit card	37,964	36,447
Other	7,603	7,388
Total commitments to extend credit	290,230	277,785
Net outstanding standby letters of credit (a)	11,296	11,251
Standby bond purchase agreements (b)	1,084	1,095
Other commitments (c)	5,879	4,969
Total commitments to extend credit and other commitments	$308,489	$295,100
(a)Net outstanding standby letters of credit that support remarketing programs were $3.7 billion at both June 30, 2025 and December 31, 2024.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.7 billion and $2.2 billion related to investments in qualified affordable housing projects at June 30, 2025 and December 31, 2024, respectively.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass at June 30, 2025, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2025 had terms ranging from less than one year to 12 years.

As of June 30, 2025, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at June 30, 2025 and is included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q 73

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and six months ended June 30, 2025 and 2024 is as follows:
Table 63: Rollforward of Total Equity

			Shareholders’ Equity
In millions	Shares Outstanding Common Stock		Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Equity
Three months ended
Balance at March 31, 2024 (a)	398		$2,716	$6,243	$12,789	$56,913	$(8,042)	$(19,279)		$34	$51,374
Net income	—		—	—	—	1,459	—	—		18	1,477
Other comprehensive income, net of tax	—		—	—	—	—	596	—		—	596
Cash dividends declared - Common	—		—	—	—	(623)	—	—		—	(623)
Cash dividends declared - Preferred	—		—	—	—	(95)	—	—		—	(95)
Preferred stock discount accretion	—		—	2	—	(2)	—	—		—	—
Common stock activity	—		—	—	16	—	—	—		—	16
Treasury stock activity	—		—	—	6	—	—	(99)		—	(93)
Other	—		—	—	42	—	—	—		(13)	29
Balance at June 30, 2024 (a)	398		$2,716	$6,245	$12,853	$57,652	$(7,446)	$(19,378)		$39	$52,681
Balance at March 31, 2025 (a)	396		$2,717	$5,751	$12,980	$60,051	$(5,237)	$(19,857)		$46	$56,451
Net income	—		—	—	—	1,627	—	—		16	1,643
Other comprehensive income, net of tax	—		—	—	—	—	555	—		—	555
Cash dividends declared - Common	—		—	—	—	(642)	—	—		—	(642)
Cash dividends declared - Preferred	—		—	—	—	(83)	—	—		—	(83)
Preferred stock discount accretion	—		—	2	—	(2)	—	—		—	—
Common stock activity	—		—	—	18	—	—	—		—	18
Treasury stock activity	(2)		—	—	5	—	—	(331)		—	(326)
Other	—		—	—	53	—	—	—		(14)	39
Balance at June 30, 2025 (a)	394		$2,717	$5,753	$13,056	$60,951	$(4,682)	$(20,188)		$48	$57,655
Six months ended
Balance at December 31, 2023 (a)	398		$2,716	$6,241	$12,779	$56,290	$(7,712)	$(19,209)		$36	$51,141
Net income	—		—	—	—	2,789	—	—		32	2,821
Other comprehensive income, net of tax	—		—	—	—	—	266	—		—	266
Cash dividends declared - Common	—		—	—	—	(1,247)	—	—		—	(1,247)
Cash dividends declared - Preferred	—		—	—	—	(176)	—	—		—	(176)
Preferred stock discount accretion	—		—	4	—	(4)	—	—		—	—
Common stock activity	—		—	—	16	—	—	—		—	16
Treasury stock activity	—		—	—	77	—	—	(169)		—	(92)
Other	—		—	—	(19)	—	—	—		(29)	(48)
Balance at June 30, 2024 (a)	398		$2,716	$6,245	$12,853	$57,652	$(7,446)	$(19,378)		$39	$52,681
Balance at December 31, 2024 (a)	396		$2,717	$5,749	$12,961	$59,282	$(6,565)	$(19,719)		$44	$54,469
Net income	—		—	—	—	3,108	—	—		34	3,142
Other comprehensive income, net of tax	—		—	—	—	—	1,883	—		—	1,883
Cash dividends declared - Common	—		—	—	—	(1,281)	—	—		—	(1,281)
Cash dividends declared - Preferred	—		—	—	—	(154)	—	—		—	(154)
Preferred stock discount accretion	—		—	4	—	(4)	—	—		—	—
Common stock activity	—		—	—	18	—	—	—		—	18
Treasury stock activity	(2)		—	—	107	—	—	(469)		—	(362)
Other	—		—	—	(30)	—	—	—		(30)	(60)
Balance at June 30, 2025 (a)	394	$—	$2,717	$5,753	$13,056	$60,951	$(4,682)	$(20,188)	$—	$48	$57,655
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.

74    The PNC Financial Services Group, Inc. – Form 10-Q

Details of other comprehensive income (loss) are as follows:

Table 64: Other Comprehensive Income (Loss)

	Three months ended June 30						Six months ended June 30
	2025			2024			2025			2024
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$82	$(20)	$62	$(216)	$52	$(164)	$830	$(202)	$628	$(611)	$147	$(464)
Less: Net realized (losses) reclassified to earnings (a)	(181)	44	(137)	(691)	166	(525)	(362)	88	(274)	(907)	218	(689)
Net change	263	(64)	199	475	(114)	361	1,192	(290)	902	296	(71)	225
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	299	(73)	226	(75)	18	(57)	930	(226)	704	(701)	168	(533)
Less: Net realized (losses) reclassified to earnings (a)	(186)	45	(141)	(383)	92	(291)	(380)	92	(288)	(759)	182	(577)
Net change	485	(118)	367	308	(74)	234	1,310	(318)	992	58	(14)	44
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	(19)	4	(15)	1	—	1	(21)	5	(16)	(1)	—	(1)
Net change	(19)	4	(15)	1	—	1	(21)	5	(16)	(1)	—	(1)
Other
Net unrealized gains (losses) on other transactions	(2)	6	4	—	—	—	(3)	8	5	(2)	—	(2)
Net change	(2)	6	4	—	—	—	(3)	8	5	(2)	—	(2)
Total other comprehensive income (loss)	$727	$(172)	$555	$784	$(188)	$596	$2,478	$(595)	$1,883	$351	$(85)	$266
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period service costs (credits), which are recorded in Noninterest expense on the Consolidated Income Statement.

Table 65: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at March 31, 2024	$(5,966)	$(1,903)	$(127)	$(46)	$(8,042)
Net activity	361	234	1	—	596
Balance at June 30, 2024 (a)	$(5,605)	$(1,669)	$(126)	$(46)	$(7,446)
Balance at March 31, 2025	$(4,396)	$(689)	$(110)	$(42)	$(5,237)
Net activity	199	367	(15)	4	555
Balance at June 30, 2025 (a)	$(4,197)	$(322)	$(125)	$(38)	$(4,682)
Six months ended
Balance at December 31, 2023	$(5,830)	$(1,713)	$(125)	$(44)	$(7,712)
Net activity	225	44	(1)	(2)	266
Balance at June 30, 2024 (a)	$(5,605)	$(1,669)	$(126)	$(46)	$(7,446)
Balance at December 31, 2024	$(5,099)	$(1,314)	$(109)	$(43)	$(6,565)
Net activity	902	992	(16)	5	1,883
Balance at June 30, 2025 (a)	$(4,197)	$(322)	$(125)	$(38)	$(4,682)
(a)AOCI included pretax losses of $265 million and $285 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity at June 30, 2025 and June 30, 2024, respectively.
The PNC Financial Services Group, Inc. – Form 10-Q 75

The following table provides the dividends per share for PNC’s common and preferred stock:

Table 66: Dividends Per Share (a)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Common Stock	$1.60	$1.55	$3.20	$3.10
Preferred Stock
Series B	$0.45	$0.45	$0.90	$0.90
Series R	$—	$2,209	$—	$4,403
Series S	$2,500	$2,500	$2,500	$2,500
Series T	$850	$850	$1,700	$1,700
Series U	$1,500	$1,500	$3,000	$3,000
Series V	$1,550	$1,550	$3,100	$3,100
Series W	$1,562	$1,562	$3,125	$3,125
(a)     Dividends are payable quarterly, other than Series S preferred stock, which is payable semiannually.

On July 3, 2025, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.70 per share, an increase of 10 cents, or 6%, per share, to be paid on August 5, 2025 to shareholders of record at the close of business July 15, 2025.

76    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 10 EARNINGS PER SHARE

Table 67: Basic and Diluted Earnings Per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2025	2024	2025	2024
Basic
Net income	$1,643	$1,477	$3,142	$2,821
Less:
Net income attributable to noncontrolling interests	16	18	34	32
Preferred stock dividends	83	95	154	176
Preferred stock discount accretion and redemptions	2	2	4	4
Net income attributable to common shareholders	1,542	1,362	2,950	2,609
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	10	7	19	14
Net income attributable to basic common shareholders	$1,532	$1,355	$2,931	$2,595
Basic weighted-average common shares outstanding	397	400	398	400
Basic earnings per common share (a)	$3.86	$3.39	$7.37	$6.49
Diluted
Net income attributable to diluted common shareholders	$1,532	$1,355	$2,931	$2,595
Diluted weighted-average common shares outstanding	397	400	398	400
Diluted earnings per common share (a)	$3.85	$3.39	$7.37	$6.48
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

The PNC Financial Services Group, Inc. – Form 10-Q 77

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Interest-bearing Deposits
In the first quarter of 2025, PNC elected to begin accounting for certain brokered time deposits, which are economically hedged with derivatives, under the fair value option. The election of the fair value option aligns the accounting for the brokered time deposits with the related hedges. Fair value is estimated by discounting contractual cash flows using current market rates for instruments with similar maturities. The portion of the change in fair value resulting from a change in the specified benchmark interest rate is recognized in the Consolidated Income Statement within Deposits interest expense. The remaining change in fair value is attributable to instrument-specific credit risk and is recognized in OCI. Brokered time deposits are classified as Level 2, as the estimates of current market rates used to determine fair value are based on dealer indications and benchmark interest rates that are considered observable.

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

Table 68: Fair Value Measurements – Recurring Basis Summary

	June 30, 2025				December 31, 2024
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale	$—	$575	$130	$705	$—	$560	$68	$628
Commercial mortgage loans held for sale	—	837	1	838	—	199	4	203
Securities available-for-sale
U.S. Treasury and government agencies	24,925	1,037	—	25,962	22,534	1,017	—	23,551
Residential mortgage-backed
Agency	—	32,573	—	32,573	—	30,626	—	30,626
Non-agency	—	—	581	581	—	—	603	603
Commercial mortgage-backed
Agency	—	2,909	—	2,909	—	1,945	—	1,945
Non-agency	—	421	79	500	—	588	103	691
Asset-backed	—	2,437	90	2,527	—	2,299	93	2,392
Other	—	2,029	55	2,084	—	2,177	54	2,231
Total securities available-for-sale	24,925	41,406	805	67,136	22,534	38,652	853	62,039
Loans	—	478	651	1,129	—	486	670	1,156
Equity investments (a)	651	—	2,232	3,097	825	—	2,111	3,132
Residential mortgage servicing rights	—	—	2,457	2,457	—	—	2,626	2,626
Commercial mortgage servicing rights	—	—	1,010	1,010	—	—	1,085	1,085
Trading securities (b)	1,801	2,628	—	4,429	987	1,787	—	2,774
Financial derivatives (b) (c)	12	3,050	9	3,071	3	3,004	4	3,011
Other assets	473	165	13	651	449	133	10	592
Total assets (d)	$27,862	$49,139	$7,308	$84,523	$24,798	$44,821	$7,431	$77,246
Liabilities
Interest-bearing deposits	$—	$5,559	$—	$5,559	$—	$—	$—	$—
Other borrowed funds	1,271	161	11	1,443	1,161	128	10	1,299
Financial derivatives (c) (e)	10	4,359	109	4,478	11	5,334	150	5,495
Other liabilities	—	29	118	147	—	28	177	205
Total liabilities (f)	$1,281	$10,108	$238	$11,627	$1,172	$5,490	$337	$6,999
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at June 30, 2025 and December 31, 2024 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 15% and 14% at June 30, 2025 and December 31, 2024, respectively. Level 3 assets as a percentage of total assets at fair value was 9% and 10% at June 30, 2025 and December 31, 2024, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both June 30, 2025 and December 31, 2024.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 2% and 1% at June 30, 2025 and December 31, 2024, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 2% and 5% at June 30, 2025 and December 31, 2024, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both June 30, 2025 and December 31, 2024.
The PNC Financial Services Group, Inc. – Form 10-Q 79

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2025 and 2024 are as follows:

Table 69: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended June 30, 2025

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2025 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2025	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2025
Assets
Residential mortgage loans held for sale	$104	$1		$—	$32	$(1)	$—	$(2)	$1	$(5)	(d)	$130	$1
Commercial mortgage loans held for sale	4	—		—	—	—	—	(3)	—	—		1	—
Securities available-for-sale
Residential mortgage- backed non-agency	596	3		1	—	—	—	(19)	—	—		581	—
Commercial mortgage- backed non-agency	99	—		2	—	—	—	(22)	—	—		79	—
Asset-backed	92	—		—	—	—	—	(2)	—	—		90	—
Other	54	1		1	3	—	—	(4)	—	—		55	—
Total securities available-for-sale	841	4		4	3	—	—	(47)	—	—		805	—
Loans	663	—		—	10	(1)	—	(19)	7	(9)		651	—
Equity investments	2,223	9		—	40	(40)	—	—	—	—		2,232	5
Residential mortgage servicing rights	2,523	(6)		—	—	—	7	(67)	—	—		2,457	(6)
Commercial mortgage servicing rights	1,041	13		—	18	—	15	(77)	—	—		1,010	13
Financial derivatives	10	6		—	1	—	—	(8)	—	—		9	11
Other assets	12	—		2	—	(1)	—	—	—	—		13	—
Total assets	$7,421	$27		$6	$104	$(43)	$22	$(223)	$8	$(14)		$7,308	$24
Liabilities
Other borrowed funds	$13	$—		$—	$—	$—	$5	$(7)	$—	$—		$11	$—
Financial derivatives	161	4		—	—	3	—	(59)	—	—		109	7
Other liabilities	129	6		—	—	—	—	(17)	—	—		118	3
Total liabilities	$303	$10		$—	$—	$3	$5	$(83)	$—	$—		$238	$10
Net gains (losses)		$17	(e)										$14	(f)

80    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended June 30, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2024	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2024
Assets
Residential mortgage loans held for sale	$98	$—		$—	$12	$(11)	$—	$(2)	$1	$(3)	(d)	$95	$(1)
Commercial mortgage loans held for sale	11	—		—	—	—	—	(7)	—	—		4	—
Securities available-for-sale
Residential mortgage- backed non-agency	668	3		(5)	—	—	—	(42)	—	—		624	—
Commercial mortgage- backed non-agency	103	—		—	—	—	—	—	—	—		103	—
Asset-backed	100	—		(1)	—	—	—	(3)	—	—		96	—
Other	53	—		—	3	—	—	(2)	—	—		54	—
Total securities available-for-sale	924	3		(6)	3	—	—	(47)	—	—		877	—
Loans	713	4		—	7	(2)	—	(18)	—	(3)	(d)	701	4
Equity investments	2,030	31		—	47	(78)	—	—	—	—		2,030	23
Residential mortgage servicing rights	2,687	16		—	16	—	7	(69)	—	—		2,657	16
Commercial mortgage servicing rights	1,075	65		—	12	—	8	(78)	—	—		1,082	65
Financial derivatives	9	9		—	2	—	—	(8)	—	—		12	11
Other assets	8	—		—	—	—	—	—	—	—		8	—
Total assets	$7,555	$128		$(6)	$99	$(91)	$15	$(229)	$1	$(6)		$7,466	$118
Liabilities
Other borrowed funds	$9	$—		$—	$—	$—	$4	$(4)	$—	$—		$9	$—
Financial derivatives	113	110		—	—	2	—	(42)	—	—		183	115
Other liabilities	189	6		—	—	—	15	(16)	—	—		194	7
Total liabilities	$311	$116		$—	$—	$2	$19	$(62)	$—	$—		$386	$122
Net gains (losses)		$12	(e)										$(4)	(f)

The PNC Financial Services Group, Inc. – Form 10-Q 81

(Continued from previous page)

Six Months Ended June 30, 2025

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2025 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2024	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2025
Assets
Residential mortgage loans held for sale	$68	$1		$—	$73	$(1)	$—	$(6)	$5	$(10)	(d)	$130	$1
Commercial mortgage loans held for sale	4	—		—	—	—	—	(3)	—	—		1	—
Securities available-for-sale
Residential mortgage- backed non-agency	603	5		9	—	—	—	(36)	—	—		581	—
Commercial mortgage- backed non-agency	103	(3)		1	—	—	—	(22)	—	—		79	(3)
Asset-backed	93	1		1	—	—	—	(5)	—	—		90	—
Other	54	1		1	3	—	—	(4)	—	—		55	—
Total securities available-for-sale	853	4		12	3	—	—	(67)	—	—		805	(3)
Loans	670	5		—	17	(1)	—	(38)	7	(9)	(d)	651	5
Equity investments	2,111	55		—	216	(150)	—	—	—	—		2,232	29
Residential mortgage servicing rights	2,626	(57)		—	1	—	14	(127)	—	—		2,457	(57)
Commercial mortgage servicing rights	1,085	11		—	45	—	24	(155)	—	—		1,010	11
Financial derivatives	4	19		—	1	—	—	(15)	—	—		9	20
Other assets	10	—		2	2	(1)	—	—	—	—		13	—
Total assets	$7,431	$38		$14	$358	$(153)	$38	$(411)	$12	$(19)		$7,308	$6
Liabilities
Other borrowed funds	$10	$—		$—	$—	$—	$10	$(9)	$—	$—		$11	$—
Financial derivatives	150	41		—	—	3	—	(85)	—	—		109	42
Other liabilities	177	16		—	—	—	—	(75)	—	—		118	10
Total liabilities	$337	$57		$—	$—	$3	$10	$(169)	$—	$—		$238	$52
Net gains (losses)		$(19)	(e)										$(46)	(f)

82    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Six Months Ended June 30, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June. 30, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2024
Assets
Residential mortgage loans held for sale	$103	$(1)		$—	$14	$(11)	$—	$(4)	$3	$(9)	(d)	$95	$(2)
Commercial mortgage loans held for sale	11	—		—	—	—	—	(7)	—	—		4	—
Securities available-for-sale
Residential mortgage- backed non-agency	696	6		(11)	—	—	—	(67)	—	—		624	—
Commercial mortgage- backed non-agency	103	—		—	—	—	—	—	—	—		103	—
Asset-backed	102	—		(1)	—	—	—	(5)	—	—		96	—
Other	55	(2)		1	3	—	—	(3)	—	—		54	(2)
Total securities available-for-sale	956	4		(11)	3	—	—	(75)	—	—		877	(2)
Loans	726	8		—	12	(2)	—	(38)	—	(5)	(d)	701	8
Equity investments	1,952	26		—	136	(84)	—	—	—	—		2,030	18
Residential mortgage servicing rights	2,654	88		—	29	—	12	(126)	—	—		2,657	88
Commercial mortgage servicing rights	1,032	172		—	24	—	11	(157)	—	—		1,082	172
Financial derivatives	6	18		—	2	—	—	(14)	—	—		12	21
Other assets	8	—		—	—	—	—	—	—	—		8	—
Total assets	$7,448	$315		$(11)	$220	$(97)	$23	$(421)	$3	$(14)		$7,466	$303
Liabilities
Other borrowed funds	$9	$—		$—	$—	$—	$7	$(7)	$—	$—		$9	$—
Financial derivatives	152	118		—	—	2	—	(89)	—	—		183	120
Other liabilities	237	(14)		—	—	—	28	(57)	—	—		194	9
Total liabilities	$398	$104		$—	$—	$2	$35	$(153)	$—	$—		$386	$129
Net gains (losses)		$211	(e)										$174	(f)
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

The PNC Financial Services Group, Inc. – Form 10-Q 83

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 70: Fair Value Measurements – Recurring Quantitative Information

June 30, 2025

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Residential mortgage loans held for sale	$130	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (37.3%)
			Loss severity	0.0% - 100.0% (5.2%)
			Discount rate	5.5% - 9.0% (6.0%)
Residential mortgage-backed non-agency securities	581	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (3.5%)
			Constant default rate	0.0% - 12.0% (1.7%)
			Loss severity	15.0% - 100.0% (42.1%)
			Spread over the benchmark curve (c)	183bps weighted-average
Asset-backed securities	90	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 8.0% (4.1%)
			Constant default rate	0.0% - 7.4% (1.5%)
			Loss severity	35.0% - 100.0% (43.6%)
			Spread over the benchmark curve (c)	176bps weighted-average
Loans - Residential real estate - Uninsured	489	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (51.3%)
			Loss severity	0.0% - 100.0% (4.7%)
			Discount rate	5.5% - 7.5% (5.7%)
Loans - Residential real estate	75	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	6.9% weighted-average
Loans - Home equity - First-lien	13	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (51.0%)
			Loss severity	0.0% - 100.0% (12.1%)
			Discount rate	5.5% - 7.5% (6.0%)
Loans - Home equity - Second-lien	74	Consensus pricing (b)	Credit and liquidity discount	0.2% - 100.0% (40.3%)
Equity investments	2,232	Multiple of adjusted earnings	Multiple of earnings	5.5x - 26.7x (10.5x)
Residential mortgage servicing rights	2,457	Discounted cash flow	Constant prepayment rate	0.0% - 36.6% (6.7%)
			Spread over the benchmark curve (c)	122bps - 4,577bps (754bps)
Commercial mortgage servicing rights	1,010	Discounted cash flow	Constant prepayment rate	4.3% - 7.5% (4.5%)
			Discount rate	9.2% - 11.0% (10.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(96)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.53 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q1 2026
Insignificant Level 3 assets, net of liabilities (d)	15
Total Level 3 assets, net of liabilities (e)	$7,070

84    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

December 31, 2024

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$4	Discounted cash flow	Spread over the benchmark curve (c)	560bps - 1,075bps (970bps)
Residential mortgage-backed non-agency securities	603	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (4.2%)
			Constant default rate	0.0% - 12.0% (1.9%)
			Loss severity	15.0% - 69.0% (42.4%)
			Spread over the benchmark curve (c)	216bps weighted-average
Asset-backed securities	93	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 8.0% (3.8%)
			Constant default rate	0.0% - 7.1% (1.5%)
			Loss severity	35.0% - 100.0% (45.3%)
			Spread over the benchmark curve (c)	170bps weighted-average
Loans - Residential real estate - Uninsured	504	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (52.5%)
			Loss severity	0.0% - 100.0% (5.0%)
			Discount rate	5.5% - 7.5% (5.7%)
Loans - Residential real estate	73	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.2% weighted-average
Loans - Home equity - First-lien	14	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (51.6%)
			Loss severity	0.0% - 100.0% (12.3%)
			Discount rate	5.5% - 7.5% (6.1%)
Loans - Home equity - Second-lien	79	Consensus pricing (b)	Credit and liquidity discount	0.3% - 100.0% (41.2%)
Equity investments	2,111	Multiple of adjusted earnings	Multiple of earnings	5.5x - 26.7x (10.5x)
Residential mortgage servicing rights	2,626	Discounted cash flow	Constant prepayment rate	0.0% - 40.3% (6.4%)
			Spread over the benchmark curve (c)	381bps - 2,202bps (755bps)
Commercial mortgage servicing rights	1,085	Discounted cash flow	Constant prepayment rate	4.3% - 7.4% (4.4%)
			Discount rate	9.6% - 11.5% (11.2%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(143)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.54 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q1 2026
Insignificant Level 3 assets, net of liabilities (d)	45
Total Level 3 assets, net of liabilities (e)	$7,094
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
(d)Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain loans held for sale, financial derivative assets and liabilities, trading securities, other securities, other assets, other borrowed funds and other liabilities. At December 31, 2024, the amount also includes residential mortgage loans held for sale.
(e)Consisted of total Level 3 assets of $7.3 billion and total Level 3 liabilities of $0.2 billion as of June 30, 2025 and $7.4 billion and $0.3 billion as of December 31, 2024, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 71. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 14 Fair Value in our 2024 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 85

Assets measured at fair value on a nonrecurring basis follow:

Table 71: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2025	December 31 2024	June 30 2025	June 30 2024	June 30 2025	June 30 2024
Assets
Nonaccrual loans	$519	$629	$(38)	$(192)	$(93)	$(245)
Equity investments	154	198	(2)	8	(2)	(1)
OREO and foreclosed assets	5	8	(1)	(1)	(1)	(2)
Long-lived assets	5	18	(3)	(3)	(3)	(6)
Total assets	$683	$853	$(44)	$(188)	$(99)	$(254)
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

We have excluded accrued interest from the fair value amounts reported in Table 72. We have excluded interest income and interest expense from the changes in fair value reported in Table 73.

86    The PNC Financial Services Group, Inc. – Form 10-Q

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 72: Fair Value Option – Fair Value and Principal Balances

	June 30, 2025			December 31, 2024
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$680	$677	$3	$588	$588	$—
Accruing loans 90 days or more past due	13	14	(1)	11	11	—
Nonaccrual loans	12	13	(1)	29	36	(7)
Total	$705	$704	$1	$628	$635	$(7)
Commercial mortgage loans held for sale (a) (b)
Accruing loans less than 90 days past due	$838	$828	$10	$203	$200	$3
Loans
Accruing loans less than 90 days past due	$741	$824	$(83)	$494	$505	$(11)
Accruing loans 90 days or more past due	124	135	(11)	126	137	(11)
Nonaccrual loans	264	365	(101)	536	718	(182)
Total	$1,129	$1,324	$(195)	$1,156	$1,360	$(204)
Other assets	$165	$160	$5	$133	$142	$(9)
Liabilities
Interest-bearing deposits	$5,559	$5,561	$(2)	$—	$—	$—
Other borrowed funds	$29	$31	$(2)	$34	$35	$(1)
Other liabilities with contractual unpaid principal balance	$29	$31	$(2)	$28	$32	$(4)
Other liabilities without contractual unpaid principal balance	$89	$—	$89	$106	$—	$106
(a)There were no accruing loans 90 days or more past due within this category at June 30, 2025 or December 31, 2024.
(b)There were no nonaccrual loans within this category at June 30, 2025 or December 31, 2024.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 73: Fair Value Option – Changes in Fair Value Included in Earnings (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
In millions	2025	2024	2025	2024
Assets
Residential mortgage loans held for sale	$(8)	$6	$(12)	$14
Commercial mortgage loans held for sale	$18	$14	$29	$9
Loans	$1	$6	$8	$12
Other assets	$7	$(2)	$(2)	$3
Liabilities
Interest-bearing deposits	$2	$—	$1	$—
Other liabilities	$(4)	$(7)	$(11)	$(9)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

The PNC Financial Services Group, Inc. – Form 10-Q 87

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of June 30, 2025 and December 31, 2024. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 74, see Note 14 Fair Value in our 2024 Form 10-K.

Table 74: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
June 30, 2025
Assets
Cash and due from banks	$5,939	$5,939	$5,939	$—	$—
Interest-earning deposits with banks	24,455	24,455	23,859	596	—
Securities held-to-maturity	75,216	71,920	21,020	50,748	152
Net loans (excludes leases)	313,846	308,657	—	—	308,657
Other assets	6,086	6,086	—	6,086	—
Total assets	$425,542	$417,057	$50,818	$57,430	$308,809
Liabilities
Time deposits	$31,099	$31,294	$—	$31,294	$—
Borrowed funds	58,915	59,800	—	58,988	812
Unfunded lending related commitments	759	759	—	—	759
Other liabilities	1,073	1,073	—	1,073	—
Total liabilities	$91,846	$92,926	$—	$91,355	$1,571
December 31, 2024
Assets
Cash and due from banks	$6,904	$6,904	$6,904	$—	$—
Interest-earning deposits with banks	39,347	39,347	38,993	354	—
Securities held-to-maturity	77,698	73,058	23,992	48,914	152
Net loans (excludes leases)	304,129	298,241	—	—	298,241
Other assets	5,722	5,722	—	5,713	9
Total assets	$433,800	$423,272	$69,889	$54,981	$298,402
Liabilities
Time deposits	$34,339	$34,383	$—	$34,383	$—
Borrowed funds	60,302	61,260	—	60,350	910
Unfunded lending related commitments	719	719	—	—	719
Other liabilities	1,058	1,058	—	1,058	—
Total liabilities	$96,418	$97,420	$—	$95,791	$1,629

The aggregate fair values in Table 74 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 68),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
•lease financing,
•loan customer relationships,
•deposit customer intangibles,
•retail branch networks,
•fee-based businesses, such as asset management and brokerage,
•trade receivables and payables due in one year or less,
•deposit liabilities with no defined or contractual maturities under ASU 2016-01 and
•insurance contracts.
88    The PNC Financial Services Group, Inc. – Form 10-Q

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

For more information regarding derivatives, see Note 1 Accounting Policies and Note 15 Financial Derivatives in our 2024 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 89

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 75: Total Gross Derivatives (a)

	June 30, 2025			December 31, 2024
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives designated for hedging
Interest rate contracts:
Fair value hedges (d)	$57,573	$—	$—	$53,750	$—	$—
Cash flow hedges (d)	57,399	7	—	50,721	—	2
Cash flow hedges - other (e)	5,000	45	15	25,000	149	168
Foreign exchange contracts:
Net investment hedges	1,184	—	110	1,269	14	—
Total derivatives designated for hedging	$121,156	$52	$125	$130,740	$163	$170
Derivatives not designated for hedging
Derivatives used for mortgage banking activities (f):
Interest rate contracts:
Swaps	$42,723	$—	$—	$35,941	$—	$—
Futures (g)	8,430	—	—	9,962	—	—
Mortgage-backed commitments	6,577	82	86	4,815	73	66
Other	15,185	27	13	13,098	19	13
Total interest rate contracts	72,915	109	99	63,816	92	79
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	394,216	1,541	2,712	406,747	1,544	4,130
Futures (g)	50	—	—	113	—	—
Mortgage-backed commitments	5,282	55	71	3,275	21	7
Other	33,164	84	68	32,280	123	100
Total interest rate contracts	432,712	1,680	2,851	442,415	1,688	4,237
Commodity contracts:
Swaps	5,945	358	329	6,725	313	288
Other	8,690	239	239	8,496	208	208
Total commodity contracts	14,635	597	568	15,221	521	496
Foreign exchange contracts and other	40,849	623	559	38,729	403	364
Total derivatives for customer-related activities	488,196	2,900	3,978	496,365	2,612	5,097
Derivatives used for other risk management activities:
Foreign exchange contracts and other	19,257	10	276	11,031	144	149
Total derivatives not designated for hedging	$580,368	$3,019	$4,353	$571,212	$2,848	$5,325
Total gross derivatives	$701,524	$3,071	$4,478	$701,952	$3,011	$5,495
Less: Impact of legally enforceable master netting agreements		1,566	1,566		1,298	1,298
Less: Cash collateral received/paid		360	859		897	1,029
Total derivatives		$1,145	$2,053		$816	$3,168
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

90    The PNC Financial Services Group, Inc. – Form 10-Q

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

In the 12 months that follow June 30, 2025, we expect to reclassify net derivative losses of $0.3 billion pretax, or $0.2 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2025. As of June 30, 2025, the maximum length of time over which forecasted transactions are hedged is seven years.
The PNC Financial Services Group, Inc. – Form 10-Q 91

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 76: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended June 30, 2025
Total amounts reported on the Consolidated Income Statement	$4,609	$1,151	$870	$212
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$182	$(318)	$—
Derivatives	$—	$(180)	$319	$—
Amounts related to interest settlements on derivatives	$—	$25	$(99)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(177)	$(9)	$—	$—
Other amounts related to interest settlements on derivatives	$(3)	$—	$—	$—
For the three months ended June 30, 2024
Total amounts reported on the Consolidated Income Statement	$4,842	$1,001	$1,182	$332
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$182	$22	$—
Derivatives	$—	$(185)	$(19)	$—
Amounts related to interest settlements on derivatives	$—	$29	$(190)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(347)	$(8)	$—	$(28)
Other amounts related to interest settlements on derivatives	$20	$—	$—	$—
For the six months ended June 30, 2025
Total amounts reported on the Consolidated Income Statement	$9,081	$2,275	$1,716	$349
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$511	$(876)	$—
Derivatives	$—	$(509)	$881	$—
Amounts related to interest settlements on derivatives	$—	$49	$(195)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(366)	$(16)	$—	$2
Other amounts related to interest settlements on derivatives	$2	$—	$—	$—
For the six months ended June 30, 2024
Total amounts reported on the Consolidated Income Statement	$9,661	$1,884	$2,341	$467
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$108	$435	$—
Derivatives	$—	$(111)	$(447)	$—
Amounts related to interest settlements on derivatives	$—	$39	$(365)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(716)	$(15)	$—	$(28)
Other amounts related to interest settlements on derivatives	$42	$—	$—	$—
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

92    The PNC Financial Services Group, Inc. – Form 10-Q

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 77: Hedged Items - Fair Value Hedges

	June 30, 2025		December 31, 2024
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available-for-sale (b)	$21,753	$206	$18,716	$(305)
Borrowed funds	$37,897	$(181)	$35,139	$(1,057)
(a)Includes an insignificant amount of fair value hedge adjustments related to discontinued available-for-sale securities and borrowed funds hedge relationships at both June 30, 2025 and December 31, 2024.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(83) million for the three months ended June 30, 2025 compared to $(2) million for the three months ended June 30, 2024 and $(124) million for the six months ended June 30, 2025 compared to $9 million for the same period in 2024.

Derivatives Not Designated as Hedging Instruments

Beginning in the first quarter of 2025, the other risk management portfolio includes derivatives that are used to economically hedge interest-rate risk associated with interest-bearing brokered time deposits accounted for at fair value on a recurring basis. Gains or losses on these derivatives are included in Deposits interest expense on our Consolidated Income Statement. For additional information on derivatives not designated as hedging instruments under GAAP, see Note 15 Financial Derivatives in our 2024 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 78: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended June 30		Six months ended June 30
In millions	2025	2024	2025	2024
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$34	$(45)	$119	$(168)
Derivatives used for customer-related activities:
Interest rate contracts	6	(21)	(15)	(37)
Foreign exchange contracts and other	109	46	177	75
Gains from customer-related activities (b)	115	25	162	38
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	(387)	(93)	(561)	32
Total gains (losses) from derivatives not designated as hedging instruments	$(238)	$(113)	$(280)	$(98)
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

The PNC Financial Services Group, Inc. – Form 10-Q 93

Table 79 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at June 30, 2025 and December 31, 2024. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 79 includes OTC derivatives not settled through an exchange (“OTC derivatives”) and OTC derivatives cleared through a central clearing house (“OTC cleared derivatives”). OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house that then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

Table 79: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
June 30, 2025
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$72	$—	$—	$72		$—	$72
Over-the-counter	1,769	909	289	571		69	502
Commodity contracts	597	429	49	119		2	117
Foreign exchange and other contracts	633	228	22	383		1	382
Total derivative assets	$3,071	$1,566	$360	$1,145	(a)	$72	$1,073
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$86	$—	$—	$86		$—	$86
Over-the-counter	2,879	676	704	1,499		37	1,462
Commodity contracts	568	420	15	133		—	133
Foreign exchange and other contracts	945	470	140	335		1	334
Total derivative liabilities	$4,478	$1,566	$859	$2,053	(b)	$38	$2,015
December 31, 2024
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$35	$—	$—	$35		$—	$35
Over-the-counter	1,894	843	629	422		38	384
Commodity contracts	521	296	85	140		5	135
Foreign exchange and other contracts	561	159	183	219		2	217
Total derivative assets	$3,011	$1,298	$897	$816	(a)	$45	$771
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$17	$—	$—	$17		$—	$17
Over-the-counter	4,469	732	1,019	2,718		57	2,661
Commodity contracts	496	393	2	101		—	101
Foreign exchange and other contracts	513	173	8	332		—	332
Total derivative liabilities	$5,495	$1,298	$1,029	$3,168	(b)	$57	$3,111
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

94    The PNC Financial Services Group, Inc. – Form 10-Q

At June 30, 2025, cash and debt securities (primarily agency mortgage-backed securities) totaling $1.6 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $1.9 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2025 and December 31, 2024:
Table 80: Credit-Risk Contingent Features

In billions	June 30, 2025	December 31, 2024
Net derivative liabilities with credit-risk contingent features	$2.7	$3.9
Less: Collateral posted	1.0	1.1
Maximum additional amount of collateral exposure	$1.7	$2.8
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 20 Legal Proceedings in our 2024 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2025, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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
The PNC Financial Services Group, Inc. – Form 10-Q 95

insurance recoveries that are deemed probable up to the amount of the accrual) or in determining any estimates of possible losses or ranges of possible losses.

USAA Patent Infringement Litigation
On June 12, 2025, the U.S. Court of Appeals for the Federal Circuit reversed the United States District Court for the Eastern District of Texas and set aside the approximately $218 million verdict against PNC in the consolidated cases United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319) and United Services Automobile Association vs. PNC Bank N.A. (Case No. 2:21-cv-110). In addition, the U.S. Court of Appeals for the Federal Circuit reversed the United States District Court for the Eastern District of Texas and set aside the $4.3 million verdict against PNC in the consolidated cases United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246) and United Services Automobile Association v. PNC Bank N.A. (Case No. 2:22-cv-193).

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

96    The PNC Financial Services Group, Inc. – Form 10-Q

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
The PNC Financial Services Group, Inc. – Form 10-Q 97

Results of our reportable business segments for the three and six months ended June 30, 2025 and 2024 are as follows:
Table 81: Business Segment Results

	Retail Banking		Corporate & Institutional Banking		Asset Management Group
In millions	2025	2024	2025	2024	2025	2024
Three months ended June 30
Net interest income (a)(b)	$2,976	$2,715	$1,675	$1,531	$179	$153
Noninterest income	782	1,409	1,022	942	244	235
Total revenue (a)(b)	3,758	4,124	2,697	2,473	423	388
Provision for (recapture of) credit losses	83	27	184	228	(13)	2
Noninterest expense (c)
Personnel	539	533	370	348	115	115
Segment allocations (d)	978	940	381	374	118	110
Depreciation and amortization	87	77	49	51	10	9
Other (e)	286	291	150	138	25	27
Total noninterest expense	1,890	1,841	950	911	268	261
Income before income taxes and noncontrolling interests (a)(b)	1,785	2,256	1,563	1,334	168	125
Income taxes (a)(b)	416	526	329	283	39	30
Net income (a)(b)	1,369	1,730	1,234	1,051	129	95
Less: Net income attributable to noncontrolling interests	10	11	5	5	—	—
Net income excluding noncontrolling interests (a)(b)	$1,359	$1,719	$1,229	$1,046	$129	$95
Average Assets (a)	$114,061	$117,322	$234,391	$229,604	$14,629	$14,779
Six months ended June 30
Net interest income (a)(b)	$5,812	$5,338	$3,303	$3,051	$353	$301
Noninterest income	1,488	2,173	2,000	1,830	487	465
Total revenue (a)(b)	7,300	7,511	5,303	4,881	840	766
Provision for (recapture of) credit losses	251	145	233	275	(12)	(3)
Noninterest expense (c)
Personnel	1,077	1,074	746	714	236	236
Segment allocations (d)	1,945	1,867	764	740	235	217
Depreciation and amortization	173	153	100	101	18	16
Other (e)	597	584	296	278	58	57
Total noninterest expense	3,792	3,678	1,906	1,833	547	526
Income before income taxes and noncontrolling interests (a)(b)	3,257	3,688	3,164	2,773	305	243
Income taxes (a)(b)	758	861	682	596	71	58
Net income (a)(b)	2,499	2,827	2,482	2,177	234	185
Less: Net income attributable to noncontrolling interests	19	19	9	10	—	—
Net income excluding noncontrolling interests (a)(b)	$2,480	$2,808	$2,473	$2,167	$234	$185
Average Assets (a)	$114,601	$116,856	$230,750	$229,151	$14,556	$14,654
(a)During the second quarter of 2025, certain loans and deposits, and the associated income statement impact, were transferred from the Asset Management Group to Retail Banking to better align products and services with the appropriate business segment. Prior periods have been adjusted to conform with the current presentation.
(b)During the second quarter of 2025, brokered time deposits, and the associated income statement impact, were reclassified from Retail Banking to other activities, reflecting their use for asset and liability management. Prior periods have been adjusted to conform with the current presentation.
(c)As a result of an organizational realignment, certain expenses were reclassified as corporate operations and were moved from Retail Banking to other activities during the second quarter of 2025. Prior periods have been adjusted to conform with the current presentation.
(d)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(e)Other is primarily comprised of other direct expenses including outside services and equipment expense.

98    The PNC Financial Services Group, Inc. – Form 10-Q

The following table represents reconciliations of financial results for the three reportable segments to our consolidated reporting.
Table 82: Reconciliation of Business Segment Results to Consolidated

	Three months ended June 30		Six months ended June 30
In millions	2025	2024	2025	2024
Revenues
Total business segment revenue (a)	$6,878	$6,985	$13,443	$13,158
Revenues from other activities (a)	(1,217)	(1,574)	(2,330)	(2,602)
Total revenue	$5,661	$5,411	$11,113	$10,556
Noninterest Expense
Total business segment noninterest expense (b)	$3,108	$3,013	$6,245	$6,037
FDIC special assessment	—	—	—	130
PNC Foundation Contribution	—	120	—	120
Noninterest expense from other activities (b)	275	224	525	404
Total noninterest expense	$3,383	$3,357	$6,770	$6,691
Net Income
Total business segment net income (a)	$2,732	$2,876	$5,215	$5,189
FDIC special assessment	—	—	—	(130)
PNC Foundation Contribution	—	(120)	—	(120)
Net income (loss) from other activities (a)	(1,089)	(1,279)	(2,073)	(2,118)
Net income	$1,643	$1,477	$3,142	$2,821
Average Assets
Total business segment average assets	$363,081	$361,705	$359,907	$360,661
Average assets from other activities	198,605	201,325	199,139	202,278
Total average assets	$561,686	$563,030	$559,046	$562,939
(a)During the second quarter of 2025, brokered time deposits, and the associated income statement impact, were reclassified from Retail Banking to other activities, reflecting their use for asset and liability management. Prior periods have been adjusted to conform with the current presentation.
(b)As a result of an organizational realignment, certain expenses were reclassified as corporate operations and were moved from Retail Banking to other activities during the second quarter of 2025. Prior periods have been adjusted to conform with the current presentation.

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
The PNC Financial Services Group, Inc. – Form 10-Q 99

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
Table 83 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams reported on our Consolidated Income Statement. For a description of the fee-based revenue and how it is recognized for each segment’s principal products and services, see Note 23 Fee-based Revenue from Contracts with Customers in our 2024 Form 10-K.
Table 83: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	2025			2024
Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees	$—	$—	$241	$—	$—	$229
Brokerage fees	150	—	—	135	—	—
Total asset management and brokerage	150	—	241	135	—	229
Card and cash management
Treasury management fees	11	404	—	11	371	—
Debit card fees	182	—	—	176	—	—
Net credit card fees (a)	50	—	—	58	—	—
Merchant services	42	18	—	41	19	—
Other	20	—	—	22	—	—
Total card and cash management	305	422	—	308	390	—
Lending and deposit services
Deposit account fees	165	—	—	158	—	—
Other	19	8	—	19	8	—
Total lending and deposit services	184	8	—	177	8	—
Residential and commercial mortgage (b)	—	27	—	—	28	—
Capital markets and advisory	—	216	—	—	193	—
Other	—	18	—	—	11	—
Total in-scope noninterest income	639	691	241	620	630	229
Out-of-scope noninterest income (c)	143	331	3	789	312	6
Noninterest income by business segment	$782	$1,022	$244	$1,409	$942	$235
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$1,571			$1,479
Out-of-scope business segment noninterest income (c)			477			1,107
Noninterest income from other activities (d)			58			(477)
Noninterest income as reported on the Consolidated Income Statement			$2,106			$2,109

100    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	2025			2024
Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees	$—	$—	$480	$—	$—	$456
Brokerage fees	302	—	—	272	—	—
Total asset management and brokerage	302	—	480	272	—	456
Card and cash management
Treasury management fees	21	794	—	21	728	—
Debit card fees	351	—	—	343	—	—
Net credit card fees (a)	91	—	—	103	—	—
Merchant services	77	35	—	78	38	—
Other	40	—	—	44	—	—
Total card and cash management	580	829	—	589	766	—
Lending and deposit services
Deposit account fees	326	—	—	313	—	—
Other	36	15	—	35	17	—
Total lending and deposit services	362	15	—	348	17	—
Residential and commercial mortgage (b)	—	56	—	—	58	—
Capital markets and advisory	—	433	—	—	383	—
Other	—	29	—	—	28	—
Total in-scope noninterest income	1,244	1,362	480	1,209	1,252	456
Out-of-scope noninterest income (c)	244	638	7	964	578	9
Noninterest income by business segment	$1,488	$2,000	$487	$2,173	$1,830	$465
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$3,086			$2,917
Out-of-scope business segment noninterest income (c)			889			1,551
Noninterest income from other activities (d)			107			(478)
Noninterest income as reported on the Consolidated Income Statement			$4,082			$3,990
(a)Net credit card fees consist of interchange fees of $177 million and $170 million and credit card reward costs totaled $127 million and $113 million for the three months ended June 30, 2025 and 2024, respectively. Net credit card fees consist of interchange fees of $339 million and $328 million and credit card reward costs of $248 million and $226 million for the six months ended June 30, 2025 and 2024, respectively.
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

NOTE 16 SUBSEQUENT EVENTS

On July 21, 2025, the parent company issued $1.5 billion of 5.373% senior fixed-to-floating rate notes with a maturity date of July 21, 2036 (the “2036 Senior Notes”). Interest is payable on the 2036 Senior Notes semi-annually in arrears at a fixed rate of 5.373% per annum, on January 21 and July 21 of each year, commencing on January 21, 2026. Beginning on July 21, 2035, interest is payable on the 2036 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.417%, on October 21, 2035, January 21, 2036, April 21, 2036 and at the maturity date.

On July 21, 2025, PNC Bank issued $1.0 billion of 4.429% senior fixed-to-floating rate notes with a maturity date of July 21, 2028 (the “2028 Fixed-to-Floating Senior Notes”). Interest is payable on the 2028 Fixed-to-Floating Senior Notes semi-annually in arrears at a fixed rate of 4.429% per annum, on January 21 and July 21 of each year, commencing on January 21, 2026. Beginning on July 21, 2027, interest is payable on the 2028 Fixed-to-Floating Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Pricing Supplement), plus 0.727%, on October 21, 2027, January 21, 2028, April 21, 2028 and at the maturity date.

On July 21, 2025, PNC Bank issued $300 million of senior floating rate notes with a maturity date of July 21, 2028 (the “2028 Floating Senior Notes”). Interest is payable on the 2028 Floating Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using SOFR Index as described in the Pricing
The PNC Financial Services Group, Inc. – Form 10-Q 101

Supplement), plus 0.730%, on January 21, April 21, July 21 and October 21 of each year, commencing on October 21, 2025 until the earlier of the optional redemption date or the maturity date.

GLOSSARY

DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2024 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	GNMA	Government National Mortgage Association
ALCO	Asset and Liability Committee	ISDA	International Swaps and Derivatives Association
ALLL	Allowance for loan and lease losses	LCR	Liquidity coverage ratio
AOCI	Accumulated other comprehensive income	LGD	Loss given default
ASC	Accounting Standards Codification	LIHTC	Low income housing tax credit
ASU	Accounting Standards Update	LLC	Limited liability company
BHC	Bank holding company	LTV	Loan-to-value ratio
bps	Basis points	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NII	Net interest income
CECL	Current Expected Credit Losses	NMTC	New market tax credit
CET1	Common equity tier 1	NSFR	Net stable funding ratio
CFPB	Consumer Financial Protection Bureau	OCC	Office of the Comptroller of the Currency
CODM	Chief operating decision maker	OCI	Other comprehensive income
CRA	Community Reinvestment Act	OREO	Other real estate owned
EVE	Economic value of equity	OTC	Over-the-counter
FDIC	Federal Deposit Insurance Corporation	PCD	Purchased credit deteriorated
FDM	Financial difficulty modification	PD	Probability of default
FHLB	Federal Home Loan Bank	RAC	Reserve Adequacy Committee
FHLMC	Federal Home Loan Mortgage Corporation	ROAP	Removal of account provisions
FICO	Fair Isaac Corporation (credit score)	SCB	Stress capital buffer
FNMA	Federal National Mortgage Association	SEC	Securities and Exchange Commission
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
FRB	Federal Reserve Bank	SPE	Special purpose entity
FTP	Funds transfer pricing	U.S.	United States of America
GAAP	Accounting principles generally accepted in the United States of America	VaR	Value-at-risk
GDP	Gross domestic product	VIE	Variable interest entity
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 13 Legal Proceedings, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There are no material changes from any of the risk factors previously disclosed in our 2024 Form 10-K in response to Part I, Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

102    The PNC Financial Services Group, Inc. – Form 10-Q

Equity Security Repurchases
Details of our repurchases of PNC common stock during the second quarter of 2025 are included in the following table:

2025 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 - 30	618	$159.83	611	39,923
May 1 - 31	806	$170.06	806	39,117
June 1 - 30	560	$178.47	560	38,557
Total	1,984	$169.25	1,977
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
(b)Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 39% were still available for repurchase at June 30, 2025. Share repurchase activity in the third quarter of 2025 is expected to be generally consistent with our second quarter of 2025 share repurchase levels and approximate $300 million to $400 million. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. Based on the results of the Federal Reserve’s 2025 annual stress test, PNC’s SCB for the four-quarter period beginning October 1, 2025 will remain at the regulatory minimum of 2.5%.

ITEM 5. OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of PNC’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed or furnished with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.35	2025 Form of Performance Share Units Award Agreement

10.36	2025 Form of Restricted Share Units Award Agreement

10.37	2025 Form of Restricted Share Units Award Agreement – Senior Leader Program

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The PNC Financial Services Group, Inc. – Form 10-Q 103

CORPORATE INFORMATION
The PNC Financial Services Group, Inc.
Internet Information

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About – Investor Relations.” We use our account with X, formerly known as Twitter, @pncnews, as an additional way of disseminating to the public information that may be relevant to investors.
We generally post the following under “About – Investor Relations” shortly before or promptly following its first use or release: financially-related press releases, including earnings releases and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor conference calls or events, and access to live and recorded audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information and we provide GAAP reconciliations when we include non-GAAP financial information. Such GAAP reconciliations may be in materials for the applicable presentation, in materials for prior presentations or in our annual, quarterly or current reports.
When warranted, we will also use our website to expedite public access to time-critical information regarding PNC instead of using a press release or a filing with the SEC for first disclosure of the information. In some circumstances, the information may be relevant to investors but directed at customers, in which case it may be accessed directly through the home page rather than “About – Investor Relations.”
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

104    The PNC Financial Services Group, Inc. – Form 10-Q

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
Stock Transfer Agent and Registrar
Computershare
150 Royall Street, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 1, 2025 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 105