Form 10-Q
period 2025-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2025-11-03
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
    Yes  ☐  No  ☒
As of October 14, 2025, there were 392,158,451 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2025 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with Items 7, 8 and 9A of our 2024 Annual Report on Form 10-K (our “2024 Form 10-K”). For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and Item 7 in our 2024 Form 10-K; Item 1A Risk Factors included in our 2024 Form 10-K; and the Commitments and Legal Proceedings Notes included in this Report and in our first and second quarter 2025 Form 10-Qs and Item 8 of our 2024 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2024 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC,” “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

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

The PNC Financial Services Group, Inc. – Form 10-Q 1

Pending Acquisition of FirstBank Holding Company

On September 8, 2025, PNC announced a definitive agreement to acquire FirstBank Holding Company, including its banking subsidiary FirstBank, headquartered in Lakewood, CO for implied consideration of $4.1 billion. FirstBank operates 95 branches, with a leading position in Colorado and a substantial presence in Arizona. As of June 30, 2025, FirstBank had $26.8 billion in assets. The combination will more than triple PNC’s network in Colorado to 120 branches and increase PNC’s presence in Arizona to more than 70 branches. The transaction is expected to close in early 2026, subject to receipt of all required approvals and other customary closing conditions.

Selected Financial Data

The following tables include selected financial data which should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance:
Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended			Nine months ended
	September 30	June 30	September 30	September 30	September 30
	2025	2025	2024	2025	2024
Summary of Operations (a)
Net interest income	$3,648	$3,555	$3,410	$10,679	$9,976
Noninterest income	2,267	2,106	2,022	6,349	6,012
Total revenue	5,915	5,661	5,432	17,028	15,988
Provision for credit losses	167	254	243	640	633
Noninterest expense	3,461	3,383	3,327	10,231	10,018
Income before income taxes and noncontrolling interests	2,287	2,024	1,862	6,157	5,337
Income taxes	465	381	357	1,193	1,011
Net income	$1,822	$1,643	$1,505	$4,964	$4,326
Net income attributable to common shareholders	$1,735	$1,542	$1,406	$4,685	$4,015
Per Common Share
Basic	$4.36	$3.86	$3.50	$11.73	$9.99
Diluted	$4.35	$3.85	$3.49	$11.72	$9.98
Book value per common share	$135.67	$131.61	$124.56
Performance Ratios
Net interest margin (non-GAAP) (b)	2.79%	2.80%	2.64%	2.79%	2.60%
Noninterest income to total revenue	38%	37%	37%	37%	38%
Efficiency	59%	60%	61%	60%	63%
Return on:
Average common shareholders’ equity	13.24%	12.20%	11.72%	12.39%	11.76%
Average assets	1.27%	1.17%	1.05%	1.18%	1.02%
(a)The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.
(b)See explanation and reconciliation of this non-GAAP measure in the Average Consolidated Balance Sheet and Net Interest Analysis and Non-GAAP Financial Information sections of this Item 2.

2    The PNC Financial Services Group, Inc. – Form 10-Q

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	September 30 2025	December 31 2024	September 30 2024
Balance Sheet Highlights (a)
Assets	$568,767	$560,038	$564,881
Loans	$326,616	$316,467	$321,381
Allowance for loan and lease losses	$4,478	$4,486	$4,589
Interest-earning deposits with banks	$33,318	$39,347	$35,024
Investment securities	$141,523	$139,732	$144,183
Total deposits	$432,749	$426,738	$423,966
Borrowed funds	$62,344	$61,673	$68,069
Total shareholders’ equity	$58,990	$54,425	$55,689
Common shareholders’ equity	$53,235	$48,676	$49,442
Other Selected Ratios
Common equity tier 1 (b)	10.7%	10.5%	10.3%
Loans to deposits	75%	74%	76%
Common shareholders’ equity to total assets	9.4%	8.7%	8.8%
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of applicable periods presented.
(b)The December 31, 2024 and September 30, 2024 ratios are calculated to reflect PNC’s election to adopt the CECL optional five-year transition provisions. The impact of the provisions was phased-in to regulatory capital through December 31, 2024.

Income Statement Highlights

Net income of $1.8 billion, or $4.35 per diluted common share, for the third quarter of 2025 increased $179 million, or 11%, compared to $1.6 billion, or $3.85 per diluted common share, for the second quarter of 2025, due to higher noninterest and net interest income and a lower provision for credit losses, partially offset by increased noninterest expense.
•For the three months ended September 30, 2025 compared to the three months ended June 30, 2025:
•Total revenue of $5.9 billion increased $254 million, or 4%.
•Net interest income of $3.6 billion increased $93 million, or 3%, driven by the continued benefit of fixed rate asset repricing, loan growth and one additional day in the quarter.
•Net interest margin decreased 1 basis point to 2.79%, driven by average commercial deposit growth of 5%.
•Noninterest income of $2.3 billion increased $161 million, or 8%, primarily driven by higher capital markets and advisory fees. Other noninterest income in the third quarter of 2025 included negative $35 million of Visa derivative fair value adjustments, primarily related to litigation escrow funding, compared to positive $2 million in the second quarter of 2025.
•Provision for credit losses of $167 million in the third quarter of 2025 was driven by a net decrease in the ACL, primarily due to an improved outlook for our commercial real estate portfolio and portfolio activity, including net loan charge-offs. The second quarter of 2025 included a provision for credit losses of $254 million.
•Noninterest expense increased $78 million, or 2%, reflecting higher personnel costs as a result of increased business activity and increased equipment expenses due to continued investments in technology and branches, partially offset by lower other noninterest expense. Other noninterest expense in the third quarter of 2025 included a $48 million accrual release related to the FDIC’s special assessment.

Net income of $5.0 billion, or $11.72 per diluted common share, for the first nine months of 2025 increased $638 million, or 15%, compared to $4.3 billion, or $9.98 per diluted common share, for the same period in 2024 primarily due to higher net interest and noninterest income, partially offset by increased noninterest expense.
•For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:
•Total revenue increased $1.0 billion, or 7%, to $17.0 billion.
•Net interest income increased $703 million, or 7%, driven by lower funding costs, the continued benefit of fixed rate asset repricing and loan growth.
•Net interest margin increased 19 basis points.
•Noninterest income increased $337 million, or 6%, primarily due to higher capital markets and advisory fees, card and cash management revenue and asset management and brokerage income.
•Provision for credit losses of $640 million for the first nine months of 2025 was driven by a net increase in the ACL due to changes in macroeconomic scenarios and portfolio activity, including loan growth and net loan charge-offs. The first nine months of 2024 included a provision for credit losses of $633 million.
•Noninterest expense increased $213 million, or 2%, compared to the first nine months of 2024, reflecting higher personnel costs as a result of increased business activity and increased equipment expenses due to continued
The PNC Financial Services Group, Inc. – Form 10-Q 3

investments in technology and branches, partially offset by lower other noninterest expense. Other noninterest expense for the first nine months of 2024 included $120 million of significant items in the second quarter of 2024 and a $130 million expense in the first quarter of 2024 related to the FDIC’s special assessment.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was well positioned at September 30, 2025. In comparison to December 31, 2024:
•Total assets of $568.8 billion increased primarily due to higher loan balances, partially offset by lower balances held with the FRB.
•Total loans of $326.6 billion increased $10.1 billion, or 3%.
•Total commercial loans increased $11.2 billion, or 5%, to $227.4 billion, primarily due to growth in the commercial and industrial portfolio, reflecting new production and higher utilization of loan commitments, partially offset by lower commercial real estate loans.
•Total consumer loans decreased $1.1 billion, or 1%, to $99.2 billion, primarily due to lower residential real estate loans as paydowns outpaced originations, partially offset by growth in the auto loan portfolio.
•Investment securities increased $1.8 billion, or 1%, to $141.5 billion, due to increased net purchase activity, primarily of agency mortgage-backed securities and a decline in unrealized losses on the available-for-sale portfolio.
•Interest-earning deposits with banks, primarily with the FRB, decreased $6.0 billion, or 15%, to $33.3 billion, primarily driven by higher loans and securities balances, partially offset by increased deposit balances.
•Total deposits increased $6.0 billion, or 1%, as higher interest-bearing deposits were partially offset by lower noninterest-bearing deposits.
•Borrowed funds increased $0.7 billion, or 1%, to $62.3 billion, primarily due to higher senior debt outstanding, partially offset by lower FHLB advances.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights

The third quarter of 2025 reflected strong credit quality performance.
•At September 30, 2025 compared to December 31, 2024:
•Overall loan delinquencies of $1.2 billion decreased $149 million, or 11%, due to lower consumer and commercial loan delinquencies.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.3 billion at September 30, 2025, compared to $5.2 billion at December 31, 2024. The increase in reserves was driven primarily by changes in macroeconomic scenarios. ACL to total loans was 1.61% at September 30, 2025, compared to 1.64% at December 31, 2024.
•Nonperforming assets of $2.3 billion decreased $58 million, or 2%, primarily driven by lower commercial real estate nonperforming loans.
•Net loan charge-offs of $179 million, or 0.22% of average loans, in the third quarter of 2025 decreased $19 million compared to the second quarter of 2025, reflecting lower commercial real estate net loan charge-offs.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $53.2 billion at September 30, 2025 increased $4.6 billion compared to December 31, 2024, due to the benefit of net income and an improvement in AOCI, partially offset by common dividends paid and common share repurchases.
•In the third quarter of 2025, PNC returned $1.0 billion of capital to shareholders, including $0.7 billion of dividends on common shares and $0.3 billion of common share repurchases.
•On October 2, 2025, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.70 per share to be paid on November 5, 2025 to shareholders of record at the close of business October 14, 2025.
•Our CET1 ratio was 10.7% at September 30, 2025 and 10.5% at December 31, 2024.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. Based on the results of the Federal Reserve's 2025 annual stress test, PNC’s SCB for the four-quarter period beginning October 1, 2025 is the regulatory

4    The PNC Financial Services Group, Inc. – Form 10-Q

minimum of 2.5%. For additional information on our liquidity and capital actions as well as our capital ratios, see Capital Management in the Risk Management section in this Financial Review, the Recent Regulatory Developments section in this Financial Review and the Supervision and Regulation section in our 2024 Form 10-K.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•PNC’s baseline forecast remains for continued expansion, but slower economic growth in 2025 and 2026 than in 2024. The government shutdown will weaken growth, but the economy should regain that growth once the shutdown ends. Tariffs are a drag on consumer spending and business investment, while AI-related capex and wealth effects have been key supports to growth. Consumer spending growth is slowing to a pace more consistent with household income growth, and government’s contribution to economic growth will be smaller.
•The baseline forecast anticipates real GDP growth slowing to below 2% in both 2025 and 2026, accompanied by a modest increase in the unemployment rate, which is expected to peak above 4.5% in mid-2026. Tariffs remain a risk to the outlook, and a reversal in sentiment around AI would be a drag. Additionally, a prolonged government shutdown has emerged as a downside risk.
•The baseline forecast is for two consecutive federal funds rate cuts of 25 basis points each at the next two FOMC meetings, ending in late-January 2026 and resulting in a federal funds rate in the range of 3.25% to 3.50%. However, there are two-sided risks to this outlook: (1) if inflation re-accelerates or proves more persistent than expected, the Federal Reserve may cut less or (2) if growth falters or recession emerges, easing could be deeper and more prolonged.

Consistent with the forward guidance we provided on October 15, 2025, for the fourth quarter of 2025, compared to the third quarter of 2025, we expect:
•Average loans to be stable to up 1%,
•Net interest income to be up approximately 1.5%,
•Fee income to be down approximately 3%,
•Other noninterest income to be $150 million to $200 million,
•Total revenue to be stable to down 1%,
•Noninterest expense to be up 1% to 2%, and
•Net loan charge-offs to be $200 million to $225 million.

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
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 1 of this Report.

Net income of $1.8 billion, or $4.35 per diluted common share, for the third quarter of 2025 increased $179 million, or 11%, compared to $1.6 billion, or $3.85 per diluted common share, for the second quarter of 2025, due to higher noninterest and net interest income and a lower provision for credit losses, partially offset by increased noninterest expense. Net income of $5.0 billion, or $11.72 per diluted common share, for the first nine months of 2025 increased $638 million, or 15%, compared to $4.3 billion, or $9.98 per diluted common share, for the same period in 2024, primarily due to higher net interest and noninterest income, partially offset by increased noninterest expense.
The PNC Financial Services Group, Inc. – Form 10-Q 5

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	September 30, 2025			June 30, 2025
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$144,435	3.36%	$1,217	$141,935	3.26%	$1,155
Loans	325,932	5.76%	4,775	322,754	5.70%	4,633
Interest-earning deposits with banks (b)	35,003	4.34%	388	31,570	4.38%	350
Other	12,759	5.51%	177	11,348	5.66%	160
Total interest-earning assets/interest income	$518,129	4.99%	6,557	$507,607	4.93%	6,298
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$339,072	2.32%	1,980	$329,833	2.24%	1,845
Borrowed funds	66,313	5.38%	899	65,293	5.31%	870
Total interest-bearing liabilities/interest expense	$405,385	2.81%	2,879	$395,126	2.74%	2,715
Interest rate spread		2.18%			2.19%
Impact of noninterest-bearing sources		0.61			0.61
Net interest margin/income (non-GAAP)		2.79%	3,678		2.80%	3,583
Taxable-equivalent adjustments			(30)			(28)
Net interest income (GAAP)			$3,648			$3,555

	September 30, 2025			September 30, 2024
Nine months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$142,859	3.27%	$3,501	$139,694	2.85%	$2,997
Loans	321,848	5.72%	13,903	320,041	6.06%	14,700
Interest-earning deposits with banks (b)	33,815	4.37%	1,119	44,896	5.47%	1,842
Other	11,432	5.71%	490	8,731	6.89%	452
Total interest-earning assets/interest income	$509,954	4.94%	19,013	$513,362	5.15%	19,991
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$332,438	2.26%	5,633	$322,859	2.64%	6,391
Borrowed funds	65,377	5.31%	2,615	76,374	6.07%	3,523
Total interest-bearing liabilities/interest expense	$397,815	2.76%	8,248	$399,233	3.28%	9,914
Interest rate spread		2.18%			1.87%
Impact of noninterest-bearing sources		0.61			0.73
Net interest margin/income (non-GAAP)		2.79%	10,765		2.60%	10,077
Taxable-equivalent adjustments			(86)			(101)
Net interest income (GAAP)			$10,679			$9,976
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

Net interest income increased $93 million, or 3%, compared to the second quarter of 2025, driven by the continued benefit of fixed rate asset repricing, loan growth and one additional day in the quarter. Net interest income increased $703 million, or 7%, compared to the first nine months of 2024, driven by lower funding costs, the continued benefit of fixed rate asset repricing and loan growth. Net interest margin decreased 1 basis point compared to the second quarter of 2025 driven by average commercial deposit growth of 5%.

6    The PNC Financial Services Group, Inc. – Form 10-Q

In the year-to-date comparison, net interest margin increased 19 basis points due to the benefit of lower funding costs and the continued repricing of fixed rate assets.

Average investment securities increased $2.5 billion, or 2%, compared to the second quarter of 2025, reflecting net purchase activity, primarily of agency residential mortgage-backed securities. Average investment securities increased $3.2 billion, or 2%, compared to the first nine months of 2024, driven by net purchase activity of U.S. Treasury and government agency securities and agency residential mortgage-backed securities. Average investment securities represented 28% of average interest-earning assets for both the third and second quarters of 2025, and 28% for the first nine months of 2025 compared to 27% for the first nine months of 2024.

Average loans increased $3.2 billion, or 1%, compared to the second quarter of 2025, and $1.8 billion, or 1%, compared to the first nine months of 2024. In both comparisons, the increase is primarily due to growth in commercial and industrial loans, partially offset by a decline in commercial real estate loans. Average loans represented 63% of average interest-earning assets for the third quarter of 2025, compared to 64% for the second quarter of 2025, and 63% for the first nine months of 2025 compared to 62% for the first nine months of 2024.

Average interest-earning deposits with banks increased $3.4 billion, or 11%, compared to the second quarter of 2025, primarily driven by commercial deposit growth. Compared to the first nine months of 2024, average interest-earning deposits with banks decreased $11.1 billion, or 25%, primarily due to lower borrowed funds outstanding.

Average interest-bearing deposits increased $9.2 billion, or 3%, compared to the second quarter of 2025, reflecting higher commercial deposits. Compared to the first nine months of 2024, average interest-bearing deposits increased $9.6 billion, or 3%, as higher commercial and consumer deposits were partially offset by lower brokered time deposits. In total, average interest-bearing deposits represented 84% of average interest-bearing liabilities for the third quarter of 2025, compared to 83% for the second quarter of 2025, and 84% for the first nine months of 2025 compared to 81% for the first nine months of 2024.

Average borrowed funds increased $1.0 billion, or 2%, compared to the second quarter of 2025, and included higher senior debt outstanding, partially offset by lower FHLB advances. Average borrowed funds decreased $11.0 billion, or 14%, in the year-to-date comparison, primarily driven by lower FHLB advances, partially offset by higher senior debt outstanding.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Nine months ended
	September 30	June 30	Change		September 30	September 30	Change
Dollars in millions	2025	2025	$	%	2025	2024	$	%
Noninterest income
Asset management and brokerage	$404	$391	$13	3%	$1,186	$1,111	$75	7%
Capital markets and advisory	432	321	111	35%	1,059	902	157	17%
Card and cash management	737	737	—	—%	2,166	2,075	91	4%
Lending and deposit services	335	317	18	6%	968	929	39	4%
Residential and commercial mortgage	161	128	33	26%	423	459	(36)	(8)%
Other income
Gain on Visa shares exchange program	—	—	—	*	—	754	(754)	*
Securities gains (losses)	—	—	—	*	(2)	(498)	496	*
Other	198	212	(14)	(7)%	549	280	269	96%
Total other income	198	212	(14)	(7)%	547	536	11	2%
Total noninterest income	$2,267	$2,106	$161	8%	$6,349	$6,012	$337	6%
*-Not meaningful

Noninterest income as a percentage of total revenue was 38% for the third quarter of 2025 compared to 37% for the second quarter of 2025, and 37% for the first nine months of 2025 compared to 38% for the same period in 2024.

Asset management and brokerage fees increased compared to the second quarter of 2025 and the first nine months of 2024. In both comparisons, the increase was driven by higher average equity markets. PNC’s discretionary client assets under management of $228 billion at September 30, 2025 increased compared to $217 billion at June 30, 2025, and $214 billion at September 30, 2024. In both comparisons, the increase included the impact from higher spot equity markets and positive net flows.
The PNC Financial Services Group, Inc. – Form 10-Q 7

Capital markets and advisory fees increased compared to the second quarter of 2025, driven by an increase in merger and acquisition advisory activity, higher underwriting fees and increased loan syndication revenue. The increase in the year-to-date comparison was primarily due to increased trading revenue and higher merger and acquisition advisory activity.

Card and cash management revenue was stable compared to the second quarter of 2025. The increase compared to the first nine months of 2024 was primarily due to higher treasury management product revenue.

Lending and deposit services increased in both the quarterly and year-to-date comparisons, primarily due to increased customer activity. In the year-to-date comparison, the increase was also driven by growth in consumer checking accounts.

Residential and commercial mortgage increased compared to the second quarter of 2025, driven by higher mortgage servicing rights valuation, net of economic hedge, and increased residential mortgage production revenue. The decrease compared to the first nine months of 2024 was primarily due to lower residential mortgage revenue, partially offset by higher commercial mortgage revenue.

Other noninterest income decreased compared to the second quarter of 2025, reflecting negative Visa derivative adjustments, partially offset by higher private equity revenue. Visa derivative adjustments were negative $35 million in the third quarter of 2025, primarily related to litigation escrow funding, and positive $2 million in the second quarter of 2025. Compared to the first nine months of 2024, other noninterest income increased reflecting lower negative Visa derivative adjustments, partially offset by $141 million of significant items recognized in the second quarter of 2024. Visa derivative adjustments were negative $73 million for the first nine months of 2025 compared to negative $251 million for the same period in 2024.

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Nine months ended
	September 30	June 30	Change		September 30	September 30	Change
Dollars in millions	2025	2025	$	%	2025	2024	$	%
Noninterest expense
Personnel	$1,970	$1,889	$81	4%	$5,749	$5,445	$304	6%
Occupancy	235	235	—	—%	715	714	1	—%
Equipment	416	394	22	6%	1,194	1,054	140	13%
Marketing	93	99	(6)	(6)%	277	250	27	11%
Other	747	766	(19)	(2)%	2,296	2,555	(259)	(10)%
Total noninterest expense	$3,461	$3,383	$78	2%	$10,231	$10,018	$213	2%

Noninterest expense increased compared to the second quarter of 2025 and the first nine months of 2024. In both comparisons, the increase was driven by higher personnel costs as a result of increased business activity and higher equipment expenses reflecting continued investments in technology and branches, partially offset by lower other noninterest expense. Other noninterest expense in the third quarter of 2025 included a $48 million accrual release related to the FDIC’s special assessment. For the first nine months of 2024, other noninterest expense included $120 million of significant items in the second quarter of 2024 as well as a $130 million expense in the first quarter of 2024 related to the FDIC’s special assessment.

Effective Income Tax Rate

The effective income tax rate was 20.3% for the third quarter of 2025 compared to 18.8% for the second quarter of 2025, and 19.4% for the first nine months of 2025 compared to 18.9% for the same period in 2024.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Provision For Credit Losses
Table 6: Provision for Credit Losses

	Three months ended			Nine months ended
	September 30	June 30	Change	September 30	September 30	Change
Dollars in millions	2025	2025	$	2025	2024	$
Provision for (recapture of) credit losses
Loans and leases	$136	$171	$(35)	$567	$586	$(19)
Unfunded lending related commitments	16	84	(68)	54	61	(7)
Investment securities	(1)	(1)	—	1	(10)	11
Other financial assets	16	—	16	18	(4)	22
Total provision for credit losses	$167	$254	$(87)	$640	$633	$7

Provision for credit losses of $167 million in the third quarter of 2025 was driven by a net decrease in the ACL, primarily due to an improved outlook for our commercial real estate portfolio and portfolio activity, including net loan charge-offs. Provision for credit losses of $640 million for the first nine months of 2025 was driven by a net increase in the ACL, primarily due to changes in macroeconomic scenarios and portfolio activity, including loan growth and net loan charge-offs.
CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 1 of this Report.
Table 7: Summarized Balance Sheet Data

	September 30	December 31	Change
Dollars in millions	2025	2024	$	%
Assets
Interest-earning deposits with banks	$33,318	$39,347	$(6,029)	(15)%
Loans held for sale	1,104	850	254	30%
Investment securities	141,523	139,732	1,791	1%
Loans	326,616	316,467	10,149	3%
Allowance for loan and lease losses	(4,478)	(4,486)	8	—%
Mortgage servicing rights	3,627	3,711	(84)	(2)%
Goodwill	10,962	10,932	30	—%
Other	56,095	53,485	2,610	5%
Total assets	$568,767	$560,038	$8,729	2%
Liabilities
Deposits	$432,749	$426,738	$6,011	1%
Borrowed funds	62,344	61,673	671	1%
Allowance for unfunded lending related commitments	775	719	56	8%
Other	13,861	16,439	(2,578)	(16)%
Total liabilities	509,729	505,569	4,160	1%
Equity
Total shareholders’ equity	58,990	54,425	4,565	8%
Noncontrolling interests	48	44	4	9%
Total equity	59,038	54,469	4,569	8%
Total liabilities and equity	$568,767	$560,038	$8,729	2%

Our balance sheet was well positioned at September 30, 2025. In comparison to December 31, 2024:
•Total assets increased primarily due to higher loan balances, partially offset by lower balances held with the FRB.
•Total liabilities increased driven by higher deposit balances.
•Total equity increased due to the benefit of net income and an improvement in AOCI, partially offset by dividends paid and common shares repurchased.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our ACL related to loans is included in the Credit Risk Management section and Critical Accounting Estimates and Judgments section of this Financial Review and in Note 3 Loans and Related Allowance for Credit Losses. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section and the Recent Regulatory Developments section in this Financial Review. Additional information can be found in the Supervision and Regulation section and Note 19 Regulatory Matters of our 2024 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 8: Loans

	September 30	December 31	Change
Dollars in millions	2025	2024	$	%
Commercial
Commercial and industrial	$190,196	$175,790	$14,406	8%
Commercial real estate	30,281	33,619	(3,338)	(10)%
Equipment lease financing	6,898	6,755	143	2%
Total commercial	227,375	216,164	11,211	5%
Consumer
Residential real estate	44,637	46,415	(1,778)	(4)%
Home equity	25,942	25,991	(49)	—%
Automobile	16,272	15,355	917	6%
Credit card	6,636	6,879	(243)	(4)%
Education	1,521	1,636	(115)	(7)%
Other consumer	4,233	4,027	206	5%
Total consumer	99,241	100,303	(1,062)	(1)%
Total loans	$326,616	$316,467	$10,149	3%

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

Investment Securities

Total investment securities of $141.5 billion at September 30, 2025 increased $1.8 billion, or 1%, compared to December 31, 2024, due to increased net purchase activity, primarily of agency mortgage-backed securities, and a decline in unrealized losses on the available-for-sale portfolio.

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

Table 9: Investment Securities (a)

	September 30, 2025		December 31, 2024
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$52,381	$51,748	$53,382	$52,075
Agency residential mortgage-backed	75,948	71,786	73,760	67,117
Non-agency residential mortgage-backed	678	773	744	822
Agency commercial mortgage-backed	4,512	4,481	3,032	2,875
Non-agency commercial mortgage-backed (c)	814	813	1,542	1,523
Asset-backed (d)	4,652	4,741	5,733	5,793
Other (e)	4,662	4,633	4,998	4,892
Total investment securities (f)	$143,647	$138,975	$143,191	$135,097
(a)Of our total securities portfolio, 97% were rated AAA/AA at both September 30, 2025 and December 31, 2024.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $67 million at September 30, 2025 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2024 was $91 million.
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

10    The PNC Financial Services Group, Inc. – Form 10-Q

Table 9 presents our investment securities portfolio by amortized cost and fair value. The difference between fair value and amortized cost at September 30, 2025 primarily reflected the impact of higher interest rates on the valuation of fixed-rate securities. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.
The duration of investment securities was 3.4 years and 3.5 years at September 30, 2025 and December 31, 2024, respectively. We estimate that at September 30, 2025 the effective duration of investment securities was 3.4 years for both an immediate 50 basis points parallel increase and decrease in interest rates. Comparable amounts at December 31, 2024 for the effective duration of investment securities were 3.4 years and 3.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.0 years and 5.3 years at September 30, 2025 and December 31, 2024, respectively.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

September 30, 2025	Years
Agency residential mortgage-backed	6.4
Non-agency residential mortgage-backed	9.8
Agency commercial mortgage-backed	4.2
Non-agency commercial mortgage-backed	0.5
Asset-backed	1.8

Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 11 Fair Value.

Funding Sources

Table 11: Details of Funding Sources

	September 30	December 31	Change
Dollars in millions	2025	2024	$	%
Deposits
Noninterest-bearing	$91,207	$92,641	$(1,434)	(2)%
Interest-bearing
Money market	76,031	73,801	2,230	3%
Demand	130,581	128,810	1,771	1%
Savings	96,683	97,147	(464)	—%
Time deposits (a)	38,247	34,339	3,908	11%
Total interest-bearing deposits	341,542	334,097	7,445	2%
Total deposits	432,749	426,738	6,011	1%
Borrowed funds
Federal Home Loan Bank advances	16,100	22,000	(5,900)	(27)%
Senior debt	38,695	32,497	6,198	19%
Subordinated debt	3,512	4,104	(592)	(14)%
Other	4,037	3,072	965	31%
Total borrowed funds	62,344	61,673	671	1%
Total funding sources	$495,093	$488,411	$6,682	1%
(a) Includes $7.3 billion of certain brokered time deposits accounted for under the fair value option at September 30, 2025.

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2024, our funding source composition included higher deposit balances and borrowed funds outstanding. Funding costs decreased compared to the fourth quarter of 2024 as the growth in funding sources was more than offset by the impact of lower funding rates.

Total deposits increased compared to December 31, 2024 as higher interest-bearing deposits were partially offset by lower noninterest-bearing deposits. The increase in interest-bearing deposits was primarily due to higher commercial deposits. The decrease in noninterest-bearing deposits was primarily due to lower commercial balances. Our total brokered deposit balance of $8.1 billion at September 30, 2025 increased compared to $7.3 billion at December 31, 2024, and was significantly below both our internal and regulatory guidelines and limits.

Borrowed funds increased primarily due to higher senior debt outstanding, partially offset by lower FHLB advances.
The PNC Financial Services Group, Inc. – Form 10-Q 11

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, capital considerations, and funding needs, which are primarily driven by changes in loan, deposit and investment securities balances. While our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses, we also manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Liquidity and Capital Management portion of the Risk Management section and the Recent Regulatory Developments section in this Financial Review and the Supervision and Regulation section and Note 19 Regulatory Matters of our 2024 Form 10-K for additional information regarding our liquidity and capital activities. See Note 7 Borrowed Funds in this Report and Note 9 Borrowed Funds in our 2024 Form 10-K for additional information related to our borrowings. See the Average Consolidated Balance Sheet and Net Interest Analysis section of this Financial Review for additional information on volume and related funding cost changes.
Shareholders’ Equity
Total shareholders’ equity of $59.0 billion at September 30, 2025 increased $4.6 billion, or 8%, compared to December 31, 2024, primarily due to the benefit of net income of $5.0 billion and an improvement in AOCI of $2.5 billion, partially offset by dividends paid of $2.2 billion and $0.8 billion of common share repurchases.
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

12    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

Retail Banking’s core strategy is to build lifelong, primary relationships by creating a sense of financial well-being and ease for our clients. Over time, we seek to deepen those relationships by meeting the broad range of our clients’ financial needs across savings, liquidity, lending, payments, investment and retirement solutions. We work to deliver these solutions in the most seamless and efficient way possible, meeting our customers where they are—whether in a branch, through digital channels, at an ATM or through our phone-based customer contact centers—while continuously optimizing the cost to sell and service. We believe that, over time, we can grow our customer base, enhance the breadth and depth of our client relationships and improve our efficiency through differentiated products and leading digital channels.

Table 12: Retail Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2025	2024	$	%
Income Statement
Net interest income (a)(b)	$8,826	$8,131	$695	9%
Noninterest income	2,278	2,874	(596)	(21)%
Total revenue (a)(b)	11,104	11,005	99	1%
Provision for credit losses	377	256	121	47%
Noninterest expense (c)
Personnel	1,606	1,613	(7)	—%
Segment allocations (d)	2,924	2,797	127	5%
Depreciation and amortization	270	228	42	18%
Other (e)	933	882	51	6%
Total noninterest expense	5,733	5,520	213	4%
Pre-tax earnings (a)(b)	4,994	5,229	(235)	(4)%
Income taxes (a)(b)	1,162	1,221	(59)	(5)%
Noncontrolling interests	28	28	—	—%
Earnings (a)(b)	$3,804	$3,980	$(176)	(4)%
Average Balance Sheet
Loans held for sale	$839	$703	$136	19%
Loans (a)
Consumer
Residential real estate	$34,624	$36,245	$(1,621)	(4)%
Home equity	24,549	24,581	(32)	—%
Automobile	15,674	14,875	799	5%
Credit card	6,537	6,858	(321)	(5)%
Education	1,589	1,825	(236)	(13)%
Other consumer	1,768	1,757	11	1%
Total consumer	84,741	86,141	(1,400)	(2)%
Commercial	12,638	12,733	(95)	(1)%
Total loans	$97,379	$98,874	$(1,495)	(2)%
Total assets (a)	$114,447	$116,728	$(2,281)	(2)%
Deposits (a)
Noninterest-bearing	$52,093	$53,358	$(1,265)	(2)%
Interest-bearing (b)	190,470	186,650	3,820	2%
Total deposits	$242,563	$240,008	$2,555	1%
Performance Ratios (a)(b)
Return on average assets	4.44%	4.56%
Noninterest income to total revenue	21%	26%
Efficiency	52%	50%
Supplemental Noninterest Income Information
Asset management and brokerage	$456	$417	$39	9%
Card and cash management	$958	$955	$3	—%
Lending and deposit services	$573	$553	$20	4%
Residential and commercial mortgage	$215	$296	$(81)	(27)%
Other income - Gain on Visa shares exchange program	$—	$754	$(754)	(100)%
The PNC Financial Services Group, Inc. – Form 10-Q 13

(Continued from previous page)

At or for nine months ended September 30			Change
Dollars in millions, except as noted	2025	2024	$	%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (f)
Serviced portfolio balance (g)	$199	$200	$(1)	(1)%
MSR asset value (g)	$2.6	$2.5	$0.1	4%
Servicing income: (in millions)
Servicing fees, net (h)	$191	$218	$(27)	(12)%
Mortgage servicing rights valuation, net of economic hedge	$16	$33	$(17)	(52)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$4.2	$4.8	$(0.6)	(13)%
Loan sale margin percentage	1.10%	1.92%
Other Information
Credit-related statistics
Nonperforming assets (g)	$827	$836	$(9)	(1)%
Net charge-offs - loans and leases	$390	$418	$(28)	(7)%
Other statistics
Branches (g)(i)	2,219	2,242	(23)	(1)%
Brokerage account client assets (in billions) (g)(j)	$89	$84	$5	6%
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
(g)As of September 30.
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

Retail Banking earnings for the first nine months of 2025 decreased $176 million compared to the same period in 2024 as a result of lower noninterest income, higher noninterest expense and higher provision for credit losses, partially offset by an increase in net interest income.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits.

Noninterest income decreased in the comparison driven by a gain of $754 million from the Visa exchange program that occurred in the second quarter of 2024 and lower residential mortgage fees, partially offset by lower negative Visa derivative adjustments and increased business activity.

Provision for credit losses for the first nine months of 2025 was driven by a net decrease in the ACL, primarily due to updated macroeconomic scenarios and portfolio activity, including net loan charge-offs.

Noninterest expense increased in the comparison primarily due to technology investments and higher marketing spend.

Retail Banking average total loans decreased in the first nine months of 2025 compared to the same period in 2024. Average consumer loans decreased as growth in the automobile portfolio was more than offset by lower residential real estate, as a result of paydowns outpacing new volume, lower credit card loan balances, and continued declines in education loans from runoff in the government guaranteed portfolio. Average commercial loans were stable in the comparison.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first nine months of 2025, average total deposits increased compared to the same period in 2024, driven by higher consumer time deposits.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. As part of our strategic focus on growing customers and meeting their financial needs, we operate and continue to optimize a coast-to-coast network of retail branches, solution centers and ATMs, which are complemented by PNC’s

14    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2025	2024	$	%
Income Statement
Net interest income	$5,127	$4,724	$403	9%
Noninterest income	3,132	2,860	272	10%
Total revenue	8,259	7,584	675	9%
Provision for credit losses	277	409	(132)	(32)%
Noninterest expense
Personnel	1,149	1,107	42	4%
Segment allocations (a)	1,151	1,111	40	4%
Depreciation and amortization	146	151	(5)	(3)%
Other (b)	436	414	22	5%
Total noninterest expense	2,882	2,783	99	4%
Pre-tax earnings	5,100	4,392	708	16%
Income taxes	1,154	1,013	141	14%
Noncontrolling interests	14	15	(1)	(7)%
Earnings	$3,932	$3,364	$568	17%
Average Balance Sheet
Loans held for sale	$575	$234	$341	146%
Loans
Commercial
Commercial and industrial	$169,985	$163,156	$6,829	4%
Commercial real estate	31,041	34,437	(3,396)	(10)%
Equipment lease financing	6,788	6,496	292	4%
Total commercial	207,814	204,089	3,725	2%
Consumer	3	3	—	—%
Total loans	$207,817	$204,092	$3,725	2%
Total assets	$233,307	$228,518	$4,789	2%
Deposits
Noninterest-bearing	$39,140	$42,068	$(2,928)	(7)%
Interest-bearing	110,775	100,824	9,951	10%
Total deposits	$149,915	$142,892	$7,023	5%
Performance Ratios
Return on average assets	2.25%	1.97%
Noninterest income to total revenue	38%	38%
Efficiency	35%	37%

The PNC Financial Services Group, Inc. – Form 10-Q 15

(Continued from previous page)

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2025	2024	$	%
Other Information
Consolidated revenue from: (c)
Treasury Management (d)	$3,246	$2,864	$382	13%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (e)	$72	$43	$29	67%
Commercial mortgage loan servicing income (f)	331	241	90	37%
Commercial mortgage servicing rights valuation, net of economic hedge	122	108	14	13%
Total	$525	$392	$133	34%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (g) (h)	$293	$289	$4	1%
MSR asset value (g)	$1,006	$975	$31	3%
Average loans by C&IB business
Corporate Banking	$122,608	$116,537	$6,071	5%
Real Estate	42,555	46,258	(3,703)	(8)%
Business Credit	31,342	29,470	1,872	6%
Commercial Banking	7,260	7,503	(243)	(3)%
Other	4,052	4,324	(272)	(6)%
Total average loans	$207,817	$204,092	$3,725	2%
Credit-related statistics
Nonperforming assets (g)	$1,323	$1,624	$(301)	(19)%
Net charge-offs - loans and leases	$200	$384	$(184)	(48)%
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
(g)As of September 30.
(h)Represents balances related to capitalized servicing.

Corporate & Institutional Banking earnings in the first nine months of 2025 increased $568 million compared to the same period in 2024 driven by higher revenue and a lower provision for credit losses, partially offset by higher noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits and higher average deposit and loan balances, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income increased in the comparison and reflected growth across all categories.

Provision for credit losses for the first nine months of 2025 was driven by a net increase in the ACL, primarily due to changes in macroeconomic scenarios and portfolio activity, including loan growth and net loan charge-offs.

Noninterest expense increased in the comparison primarily due to continued investments to support business growth and higher variable compensation associated with increased business activity.

Average total loans increased compared to the nine months ended September 30, 2024:
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

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining

16    The PNC Financial Services Group, Inc. – Form 10-Q

relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased compared to the nine months ended September 30, 2024, due to growth in interest-bearing deposits, partially offset by lower noninterest-bearing deposits. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first nine months of 2024, treasury management revenue increased due to wider interest rate spreads on the value of deposits, growth in average deposit balances and higher product revenue.

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

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The increase in capital markets and advisory fees in the comparison was largely driven by higher merger and acquisition advisory fees, asset-backed financing fees and underwriting fees.
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

Table 14: Asset Management Group Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2025	2024	$	%
Income Statement
Net interest income (a)	$529	$452	$77	17%
Noninterest income	741	707	34	5%
Total revenue (a)	1,270	1,159	111	10%
Provision for (recapture of) credit losses	(8)	(5)	(3)	(60)%
Noninterest expense
Personnel	351	356	(5)	(1)%
Segment allocations (b)	355	331	24	7%
Depreciation and amortization	27	22	5	23%
Other (c)	87	87	—	—%
Total noninterest expense	820	796	24	3%
Pre-tax earnings (a)	458	368	90	24%
Income taxes (a)	107	87	20	23%
Earnings (a)	$351	$281	$70	25%
Average Balance Sheet
Loans (a)
Consumer
Residential real estate	$9,919	$9,900	$19	—%
Other consumer	3,530	3,533	(3)	—%
Total consumer	13,449	13,433	16	—%
Commercial	682	792	(110)	(14)%
Total loans	$14,131	$14,225	$(94)	(1)%
Total assets (a)	$14,562	$14,667	$(105)	(1)%
Deposits (a)
Noninterest-bearing	$1,517	$1,566	$(49)	(3)%
Interest-bearing	25,621	25,888	(267)	(1)%
Total deposits	$27,138	$27,454	$(316)	(1)%
Performance Ratios (a)
Return on average assets	3.22%	2.56%
Noninterest income to total revenue	58%	61%
Efficiency	65%	69%
Other Information
Nonperforming assets (d)	$58	$36	$22	61%
Net charge-offs - loans and leases	$1	$—	$1	*
Client Assets Under Administration (in billions) (d) (e)
Discretionary client assets under management
PNC Private Bank	$137	$132	$5	4%
Institutional Asset Management	91	82	9	11%
Total discretionary client assets under management	228	214	14	7%
Nondiscretionary client assets under administration	212	216	(4)	(2)%
Total	$440	$430	$10	2%
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
(d)As of September 30.
(e)Excludes brokerage account client assets.

18    The PNC Financial Services Group, Inc. – Form 10-Q

The Asset Management Group consists of two primary businesses: PNC Private Bank and Institutional Asset Management.

The PNC Private Bank is focused on being a premier private bank in each of the markets it serves, seeking to deliver high quality banking, trust and investment management services to our emerging affluent, high net worth and ultra-high net worth clients through a broad array of products and services.

Institutional Asset Management provides outsourced chief investment officer, custody, cash and fixed income client solutions, and retirement plan fiduciary investment services to institutional clients, including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

Asset Management Group earnings in the first nine months of 2025 increased $70 million compared to the same period in 2024, primarily driven by higher revenue, partially offset by higher noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits.

Noninterest income increased in the comparison driven by higher average equity markets and positive net flows.

Noninterest expense increased in the comparison due to continued investments to support business growth.

Average total loans and deposits were stable compared to the nine months ended September 30, 2024.

Discretionary client assets under management increased in the comparison and included the impact from higher spot equity markets and positive net flows.

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

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 58% and 56% of our total loan portfolio at September 30, 2025 and December 31, 2024, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

20    The PNC Financial Services Group, Inc. – Form 10-Q

Table 16: Commercial and Industrial Loans by Industry

	September 30, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Financial services	$33,347	18%	$27,737	16%
Manufacturing	30,256	16	27,700	16
Service providers	23,830	13	21,881	12
Wholesale trade	19,350	10	18,399	10
Real estate related (a)	15,059	8	14,910	8
Retail trade	12,358	6	11,611	7
Technology, media and telecommunications	11,368	6	9,767	6
Health care	9,571	5	9,694	6
Transportation and warehousing	7,492	4	7,320	4
Other industries	27,565	14	26,771	15
Total commercial and industrial loans	$190,196	100%	$175,790	100%
(a)    Represents loans to customers in the real estate and construction industries.

Owner occupied commercial real estate loans totaled $8.9 billion and $9.2 billion at September 30, 2025 and December 31, 2024, respectively. These loans are categorized as commercial and industrial as the credit decisioning is based on the financial condition of the owner, not the ability of the collateral to generate income. Owner occupied commercial real estate loans are well-diversified across industries.

Commercial Real Estate
Commercial real estate loans of $30.3 billion as of September 30, 2025 comprised $17.3 billion related to commercial mortgages on income-producing properties, $8.9 billion of intermediate-term financing loans and $4.1 billion of real estate construction project loans. At December 31, 2024, comparable amounts were $33.6 billion, $19.3 billion, $8.6 billion and $5.7 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income, which serves as the primary source for the repayment of the loan. However, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.
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

The PNC Financial Services Group, Inc. – Form 10-Q 21

The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	September 30, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,214	17%	$5,675	17%
Florida	3,680	12	3,807	11
Texas	3,162	10	3,763	11
Virginia	1,381	5	1,476	4
Illinois	1,354	4	1,090	3
Nevada	1,195	4	1,043	3
Arizona	1,148	4	1,438	4
North Carolina	1,138	4	1,150	3
Pennsylvania	1,076	4	1,213	4
Ohio	979	3	1,107	3
Other	9,954	33	11,857	37
Total commercial real estate loans	$30,281	100%	$33,619	100%
Property Type (a)
Multifamily	$15,208	50%	$16,089	48%
Office	5,426	18	6,707	20
Industrial/warehouse	3,644	12	3,911	12
Retail	1,959	6	2,090	6
Hotel/motel	1,567	5	1,567	5
Seniors housing	1,350	4	1,731	5
Other	1,127	5	1,524	4
Total commercial real estate loans	$30,281	100%	$33,619	100%
(a)    Presented in descending order based on loan balances at September 30, 2025.

Commercial Real Estate: Office Portfolio
Given the fundamental change in office demand, real estate performance related to the office sector continues to be an area of focus. Our office portfolio remains geographically diversified. At September 30, 2025, outstanding loan balances in the office portfolio totaled $5.4 billion, or 1.7% of total loans, while additional unfunded loan commitments totaled $0.1 billion. Within this population, criticized loans totaled 34.9% and nonperforming loans totaled 11.0%. We have established reserves of 11.8% against office loans, which we believe reflect the expected credit losses in this portfolio.

The greatest stress in our office portfolio is observed in multi-tenant office loans, which represents 54.4% of the portfolio. Within the multi-tenant classification, criticized levels were 57.7% while nonperforming loans totaled 19.6% accounting for almost all of the nonperforming office population. For multi-tenant office loans that received appraisals after September 30, 2024, the weighted average LTV for those loans was 87.9% at September 30, 2025. Since October 1, 2024, PNC received updated appraisals for 68.3% of the outstanding balance in the multi-tenant office portfolio. Additionally, commercial real estate charge-offs since the beginning of 2025 have primarily been multi-tenant office loans. Given the higher level of stress, this segment has a proportionally higher reserve rate of 14.5%.

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

Given the ongoing uncertainty in this area, we expect continued stress in the office sector, and a portion of this stress will bear itself out as we work through maturities that will approximate 38.7% through the twelve months ended September 30, 2026. Upon maturity, and where the balance is not paid in full, an extension may be granted because contractual extension terms are met; alternatively, an extension may be granted based on negotiated terms, and a portion of these extensions may involve the curtailment or charge off of principal.

22    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	September 30, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$19,143	43%	$19,869	43%
Texas	3,541	8	3,748	8
Washington	3,320	7	3,481	7
Florida	3,062	7	3,171	7
New Jersey	1,797	4	1,847	4
New York	1,434	3	1,493	3
Arizona	1,271	3	1,340	3
Pennsylvania	1,169	3	1,197	3
Colorado	1,085	2	1,139	2
North Carolina	934	2	963	2
Other	7,881	18	8,167	18
Total residential real estate loans	$44,637	100%	$46,415	100%
	September 30, 2025		December 31, 2024
Weighted-average loan origination statistics (b)
Loan origination FICO score		774		773
LTV of loan originations		72%		73%
(a)Presented in descending order based on loan balances at September 30, 2025.
(b)Weighted-averages calculated for the twelve months ended September 30, 2025 and December 31, 2024, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $40.2 billion at September 30, 2025, with 46% located in California. Comparable amounts at December 31, 2024 were $41.7 billion and 46%, respectively.

Home Equity
Home equity loans of $25.9 billion as of September 30, 2025 were comprised of $22.0 billion of home equity lines of credit and $3.9 billion of closed-end home equity installment loans. At December 31, 2024, comparable amounts were $26.0 billion, $21.3 billion and $4.7 billion, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

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
The PNC Financial Services Group, Inc. – Form 10-Q 23

the time of origination and monitored on an ongoing basis for risk management purposes. We use a third-party service provider to obtain updated loan information, including lien and collateral data that is aggregated from public and private sources.

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	September 30, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,368	17%	$4,504	17%
New Jersey	3,153	12	3,153	12
Florida	2,240	9	2,239	9
Ohio	2,122	8	2,145	8
California	1,768	7	1,743	7
Texas	1,379	5	1,299	5
Maryland	1,204	5	1,209	5
Michigan	1,137	4	1,166	4
Illinois	1,029	4	1,032	4
North Carolina	1,002	4	1,001	4
Other	6,540	25	6,500	25
Total home equity loans	$25,942	100%	$25,991	100%
Lien type
1st lien		47%		49%
2nd lien		53		51
Total		100%		100%
	September 30, 2025		December 31, 2024
Weighted-average loan origination statistics (b)
Loan origination FICO score		777		773
LTV of loan originations		62%		62%
(a)Presented in descending order based on loan balances at September 30, 2025.
(b)Weighted-averages calculated for the twelve months ended September 30, 2025 and December 31, 2024, respectively.

Automobile
As of September 30, 2025 total auto loans of $16.3 billion were comprised of $15.3 billion in the indirect auto portfolio and $1.0 billion in the direct auto portfolio. At December 31, 2024, comparable amounts were $15.4 billion, $14.4 billion and $1.0 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers. This business is strategically aligned with our core retail banking business. For the total auto loan portfolio, weighted-average loan origination FICO score, calculated using the auto enhanced FICO scale, was 799 and the weighted-average term of loan originations was 71 months for the twelve months ended September 30, 2025. Comparable amounts for the twelve months ended December 31, 2024 were 793 and 71 months, respectively.

We offer both new and used auto financing to customers through our various channels. The portfolio balance was composed of 43% new vehicle loans and 57% used vehicle loans at both September 30, 2025 and December 31, 2024.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type

	September 30, 2025	December 31, 2024	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,282	$1,462	$(180)	(12)%
Consumer (a)	855	864	(9)	(1)%
Total nonperforming loans	2,137	2,326	(189)	(8)%
OREO, foreclosed and other assets (b)	162	31	131	423%
Total nonperforming assets	$2,299	$2,357	$(58)	(2)%
Nonperforming loans to total loans	0.65%	0.73%
Nonperforming assets to total loans, OREO, foreclosed assets and other assets (b)	0.70%	0.74%
Nonperforming assets to total assets	0.40%	0.42%
Allowance for loan and lease losses to nonperforming loans	210%	193%
Allowance for credit losses to nonperforming loans (c)	246%	224%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Amounts at September 30, 2025 include $127 million of nonaccrual servicing advances to single asset/single borrower trusts with commercial real estate as collateral.
(c)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the nine months ended September 30, 2025 and 2024:

Table 21: Change in Nonperforming Assets

In millions	2025	2024
January 1	$2,357	$2,216
New nonperforming assets	1,497	1,848
Charge-offs and valuation adjustments	(387)	(511)
Principal activity, including paydowns and payoffs	(767)	(711)
Asset sales and transfers to loans held for sale	(95)	(38)
Returned to performing status	(306)	(195)
September 30	$2,299	$2,609

As of September 30, 2025, approximately 96% of total nonperforming loans were secured by collateral.

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
The PNC Financial Services Group, Inc. – Form 10-Q 25

The following table presents a summary of accruing loans past due by delinquency status:
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	September 30, 2025	December 31, 2024	Change		September 30, 2025	December 31, 2024
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$635	$697	$(62)	(9)%	0.19%	0.22%
Accruing loans past due 60 to 89 days	251	288	(37)	(13)%	0.08%	0.09%
Total early stage loan delinquencies	886	985	(99)	(10)%	0.27%	0.31%
Late stage loan delinquencies
Accruing loans past due 90 days or more	347	397	(50)	(13)%	0.11%	0.13%
Total accruing loans past due	$1,233	$1,382	$(149)	(11)%	0.38%	0.44%
(a)Past due loan amounts include government insured or guaranteed loans of $0.3 billion at September 30, 2025 and $0.4 billion at December 31, 2024.

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

See Note 1 Accounting Policies and the Credit Risk Management section in our 2024 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of September 30, 2025.

26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our ACL related to loans:

Table 23: Allowance for Credit Losses by Loan Class (a)

	September 30, 2025			December 31, 2024
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,951	$190,196	1.03%	$1,605	$175,790	0.91%
Commercial real estate	1,142	30,281	3.77%	1,483	33,619	4.41%
Equipment lease financing	85	6,898	1.23%	60	6,755	0.89%
Total commercial	3,178	227,375	1.40%	3,148	216,164	1.46%
Consumer
Residential real estate	50	44,637	0.11%	37	46,415	0.08%
Home equity	285	25,942	1.10%	266	25,991	1.02%
Automobile	153	16,272	0.94%	160	15,355	1.04%
Credit card	596	6,636	8.98%	664	6,879	9.65%
Education	43	1,521	2.83%	48	1,636	2.93%
Other consumer	173	4,233	4.09%	163	4,027	4.05%
Total consumer	1,300	99,241	1.31%	1,338	100,303	1.33%
Total	4,478	$326,616	1.37%	4,486	$316,467	1.42%
Allowance for unfunded lending related commitments	775			719
Allowance for credit losses	$5,253			$5,205
Allowance for credit losses to total loans			1.61%			1.64%
Commercial			1.68%			1.72%
Consumer			1.45%			1.47%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $101 million and $114 million at September 30, 2025 and December 31, 2024, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table summarizes our loan charge-offs and recoveries:
Table 24: Loan Charge-Offs and Recoveries

Nine months ended September 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2025
Commercial
Commercial and industrial	$284	$115	$169	0.12%
Commercial real estate	101	19	82	0.36%
Equipment lease financing	25	18	7	0.14%
Total commercial	410	152	258	0.15%
Consumer
Residential real estate	8	8	—	—%
Home equity	28	27	1	0.01%
Automobile	97	72	25	0.21%
Credit card	247	47	200	4.07%
Education	12	4	8	0.69%
Other consumer	118	28	90	2.86%
Total consumer	510	186	324	0.44%
Total	$920	$338	$582	0.24%
2024
Commercial
Commercial and industrial	$250	$80	$170	0.13%
Commercial real estate	271	11	260	0.98%
Equipment lease financing	25	12	13	0.27%
Total commercial	546	103	443	0.27%
Consumer
Residential real estate	2	8	(6)	(0.02)%
Home equity	27	31	(4)	(0.02)%
Automobile	98	74	24	0.22%
Credit card	268	42	226	4.40%
Education	13	5	8	0.59%
Other consumer	127	27	100	3.22%
Total consumer	535	187	348	0.46%
Total	$1,081	$290	$791	0.33%

Total net charge-offs decreased $209 million, or 26%, for the first nine months of 2025 compared to the same period in 2024. The decrease in the comparison was primarily attributable to lower commercial real estate net charge-offs.

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

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the third quarter of 2025. Fluctuations in our LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. The NSFR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the third quarter of 2025.

28    The PNC Financial Services Group, Inc. – Form 10-Q

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2024 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $432.7 billion at September 30, 2025 from $426.7 billion at December 31, 2024, as higher interest-bearing deposits were partially offset by lower noninterest-bearing deposits. The increase in interest-bearing deposits was primarily due to higher commercial deposits. The decrease in noninterest-bearing deposits was primarily due to lower commercial balances. As of September 30, 2025, uninsured deposits represented approximately 45% of our total deposit base, which is estimated based on the regulatory instructions in the Consolidated Reports of Condition and Income - FFIEC 031. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources section in the Consolidated Balance Sheet Review and the Business Segments Review of this Financial Review for additional information on our deposits and related strategies.
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

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 25: Senior and Subordinated Debt

In billions	2025
January 1	$36.6
Issuances	8.0
Calls and maturities	(3.5)
Other	1.1
September 30	$42.2

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

PNC defines our primary contingent liquidity sources as cash held at the FRB, investment securities and unused borrowing capacity at the FHLB and FRB. The following table summarizes our primary contingent liquidity sources at September 30, 2025 and December 31, 2024:
Table 26: Primary Contingent Liquidity Sources

In billions	September 30, 2025	December 31, 2024
Cash balance with Federal Reserve Bank	$32.7	$39.0
Available investment securities (a)	78.8	64.5
Unused borrowing capacity from FHLB (b)	49.9	51.0
Unused borrowing capacity from Federal Reserve Bank (c)	73.6	77.9
Total available contingent liquidity	$235.0	$232.4
(a)Represents the fair value of investment securities that can be used for pledging or to secure other sources of funding.
(b)At September 30, 2025, total FHLB borrowing capacity was $66.4 billion and total FHLB advances and letters of credit were $16.5 billion. Comparable amounts at December 31, 2024 were $73.3 billion and $22.3 billion, respectively.
(c)Total borrowing capacity with the FRB was $73.6 billion at September 30, 2025 and $77.9 billion at December 31, 2024. PNC had no outstanding borrowings with the FRB at September 30, 2025 and December 31, 2024.

The PNC Financial Services Group, Inc. – Form 10-Q 29

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At September 30, 2025, PNC Bank’s remaining capacity to issue under the program was $31.5 billion.
The following table details PNC Bank note issuances during the third quarter of 2025:

Table 27: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
July 21, 2025	$300 million	$300 million of senior floating rate notes with a maturity date of July 21, 2028. Interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using SOFR Index as described in the pricing supplement), plus 0.730%, on January 21, April 21, July 21 and October 21 of each year, commencing on October 21, 2025 until the earlier of the optional redemption date or the maturity date.
July 21, 2025	$1.0 billion	$1.0 billion of 4.429% senior fixed-to-floating rate notes with a maturity date of July 21, 2028. Interest is payable semi-annually in arrears at a fixed rate of 4.429% per annum, on January 21 and July 21 of each year, commencing on January 21, 2026. Beginning on July 21, 2027, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the pricing supplement), plus 0.727%, on October 21, 2027, January 21, 2028, April 21, 2028 and at the maturity date.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At September 30, 2025, there were no issuances outstanding under this program.

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

At September 30, 2025, available parent company liquidity totaled $29.8 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $7.5 billion at September 30, 2025. See Note 19 Regulatory Matters in our 2024 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At September 30, 2025, there were no issuances outstanding under this program.

30    The PNC Financial Services Group, Inc. – Form 10-Q

The following table details Parent Company note issuances during the third quarter of 2025:

Table 28: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
July 21, 2025	$1.5 billion	$1.5 billion of 5.373% senior fixed-to-floating rate notes with a maturity date of July 21, 2036. Interest is payable semi-annually in arrears at a fixed rate of 5.373% per annum, on January 21 and July 21 of each year, commencing on January 21, 2026. Beginning on July 21, 2035 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.417%, on October 21, 2035, January 21, 2036, April 21, 2036 and at the maturity date.

Parent company senior and subordinated debt carrying value totaled $33.7 billion and $28.4 billion at September 30, 2025 and December 31, 2024, respectively.

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
The following table presents credit ratings and outlook for PNC as of September 30, 2025 and October 31, 2025:
Table 29: Credit Ratings and Outlook

	September 30, 2025				October 31, 2025 (c)
	Moody’s	Standard & Poor’s (a)	Fitch	DBRS (b)	Moody’s	DBRS (b)
PNC
Senior debt	A3	A-	A	A (high)	A3	AA (low)
Subordinated debt	A3	BBB+	A-	A	A3	A (high)
Preferred stock	Baa2	BBB-	BBB	BBB (high)	Baa2	A (low)
PNC Bank
Senior debt	A2	A	A+	AA (low)	A2	AA
Subordinated debt	A2	A-	A	A (high)	A2	AA (low)
Long-term deposits	Aa3	no rating	AA-	AA (low)	Aa3	AA
Short-term deposits	P-1	no rating	F1+	no rating	P-1	no rating
Short-term notes	P-1	A-1	F1	R-1 (middle)	P-1	R-1 (high)
PNC
Agency rating outlook	Negative	Stable	Stable	Positive	Stable	Stable
(a)S&P does not provide depositor ratings. PNC Bank’s long term issuer rating is A and short term issuer rating is A-1.
(b)DBRS does not provide a short-term depositor rating. PNC Bank’s short-term instrument rating was R-1 (middle) at September 30, 2025 and R-1 (high) at October 31, 2025.
(c)Reflects Moody’s and DBRS updates effective October 6, 2025 and October 28, 2025, respectively.

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
The PNC Financial Services Group, Inc. – Form 10-Q 31

In the third quarter of 2025, PNC returned $1.0 billion of capital to shareholders, reflecting $0.7 billion of dividends on common shares and $0.3 billion of common share repurchases. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 37% were still available for repurchase at September 30, 2025. Share repurchase activity in the fourth quarter of 2025 is expected to be generally consistent with our third quarter of 2025 share repurchase levels and approximate $300 million to $400 million. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. Based on the results of the Federal Reserve’s 2025 annual stress test, PNC’s SCB for the four-quarter period beginning October 1, 2025 is the regulatory minimum of 2.5%.

On October 2, 2025, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.70 per share, to be paid on November 5, 2025 to shareholders of record at the close of business October 14, 2025.

The following table summarizes our Basel III capital balances and ratios:

Table 30: Basel III Capital

September 30, 2025
Dollars in millions	Basel III
Common equity tier 1 capital
Common stock plus related surplus, net of treasury stock	$(4,696)
Retained earnings	62,008
Goodwill, net of associated deferred tax liabilities	(10,730)
Other disallowed intangibles, net of deferred tax liabilities	(190)
Other adjustments/(deductions)	(71)
Common equity tier 1 capital (a)	$46,321
Additional tier 1 capital
Preferred stock plus related surplus	5,755
Tier 1 capital	$52,076
Additional tier 2 capital
Qualifying subordinated debt	1,950
Eligible credit reserves includable in tier 2 capital	5,233
Total Basel III capital	$59,259
Risk-weighted assets
Basel III standardized approach risk-weighted assets (b)	$434,712
Average quarterly adjusted total assets	$563,475
Supplementary leverage exposure (c)	$690,500
Basel III risk-based capital and leverage ratios (d)
Common equity tier 1	10.7%
Tier 1	12.0%
Total	13.6%
Leverage (e)	9.2%
Supplementary leverage ratio (c)	7.5%
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
At September 30, 2025, PNC and PNC Bank were considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for tier 1 risk-based capital and

32    The PNC Financial Services Group, Inc. – Form 10-Q

10% for total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for common equity tier 1 risk-based capital, 8% for tier 1 risk-based capital, 10% for total risk-based capital and a leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our September 30, 2025 capital levels were aligned with them.

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
NII sensitivity results for the third quarters of 2025 and 2024 follow:

Table 31: Net Interest Income Sensitivity Analysis

	Third Quarter 2025	Third Quarter 2024
Net Interest Income Sensitivity Simulation (a)
Effect on NII in first year from shocked interest rate:
200 basis point instantaneous increase	1.8%	(0.5)%
200 basis point instantaneous decrease	(2.9)%	(0.6)%
(a)The effect on NII in the first year from a 100 basis point instantaneous increase or decrease is approximately half of the disclosed results for the 200 basis point scenarios.
When forecasting NII, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. As of the third quarter 2025, the projected balance sheet composition by the end of year one is generally consistent with the spot composition at September 30, 2025.
Balance Sheet Forecast: Our balance sheet forecast is based on various assumptions that include key interest rate risk aspects such as loan and deposit growth, as well as mix, and is consistent with our guidance.

Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate. PNC’s cumulative deposit beta was 37% through September 2025. We define the cumulative deposit beta as the change in deposit rate paid on total interest-bearing deposits divided by the change in the upper level of the average stated Federal Funds rate range since August 2024, the start of the current easing rate cycle. For rate sensitivity purposes, PNC assumes the cumulative deposit beta will increase modestly from the current level. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as well as other factors. The dynamic beta assumptions reflect historical experience as well as future expectations, and are periodically updated to reflect the current view of future expectations. Actual deposit rates paid may differ from modeled projections due to variables such as competition for deposits and customer behavior.

Asset Prepayments: PNC includes prepayment assumptions for both loan and investment portfolios. Mortgage and home equity portfolios utilize an industry standard model to drive estimated prepayments that increase in lower rate environments. Commercial and
The PNC Financial Services Group, Inc. – Form 10-Q 33

other consumer loan portfolios assume static constant prepayment rates that are consistent across rate scenarios, as those portfolios historically do not exhibit significantly different prepayment behaviors based upon the level of market rates.

Impact of Derivatives: As part of our risk management strategy, PNC uses interest rate derivatives, some of which are forward starting, to hedge floating rate commercial loans. PNC had $54.2 billion in active and forward starting receive fix / pay float swaps as of September 30, 2025, with a weighted average duration of 2.2 years and an average fixed rate of 3.71%. PNC utilizes receive fix / pay float swaps to hedge fixed rate debt and deposits, as well as pay fix / receive float swaps to hedge the investment securities portfolio. See Note 12 Financial Derivatives for additional information on how we use derivatives to hedge these financial instruments.

Compared to the third quarter of 2024, there have been no material changes to our NII sensitivity assumptions, including data sources that drive assumptions setting.
EVE sensitivity results for the third quarters of 2025 and 2024 follow:
Table 32: Economic Value of Equity Sensitivity Analysis

	Third Quarter 2025	Third Quarter 2024
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(1.6)%	(4.2)%
200 basis point instantaneous decrease	(4.2)%	(4.1)%

EVE measures the present value of all projected future cash flows associated with a point-in-time balance sheet and does not include projected new volume. EVE sensitivity to interest rate changes is a complementary metric to NII sensitivity analysis and represents an estimation of long-term interest rate risk. PNC calculates its EVE sensitivity by measuring the changes in the economic value of assets, liabilities and off-balance sheet instruments in response to an instantaneous +/-200 bps parallel shift in interest rates. Similar to the NII sensitivity analysis, we incorporate dynamic deposit repricing and loan prepayment assumptions. Directionally, higher deposit beta assumptions result in increasing liability sensitivity whereas lower deposit betas increase asset sensitivity. Conceptually similar, higher loan prepayment assumptions cause an increase in asset sensitivity and lower prepayments result in an increase in liability sensitivity. These behavioral modeling assumptions are largely consistent between the EVE and NII sensitivity analyses, and also share the same starting balance sheet position as of September 30, 2025. Deposit attrition is also a significant contributor to EVE sensitivity. Deposit attrition is projected based on a dynamic model developed using long-term historical deposit behavior in addition to management assumptions. PNC performs various sensitivity analyses to understand the impact of faster and slower deposit attrition, loan prepayments and deposit betas on our risk metrics, with the results reported to ALCO.

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

Customer-related trading revenue was $159 million for the nine months ended September 30, 2025, compared to $75 million for the same period in 2024, and is recorded in Capital markets and advisory noninterest income and Other interest income on our Consolidated Income Statement. The increase was primarily due to higher derivative customer-related trading revenue.

Market Risk Management – Equity And Other Investment Risk
Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, underwriting securities and trading financial instruments, we make and manage direct investments in

34    The PNC Financial Services Group, Inc. – Form 10-Q

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
A summary of our equity investments follows:
Table 33: Equity Investments Summary

	September 30, 2025	December 31, 2024	Change
Dollars in millions			$	%
Tax credit investments	$5,267	$5,066	$201	4%
Private equity and other	4,705	4,534	171	4%
Total	$9,972	$9,600	$372	4%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $3.1 billion and $2.9 billion at September 30, 2025 and December 31, 2024, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.
Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2024 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.5 billion and $2.3 billion at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, $2.3 billion was invested directly in a variety of companies, and $0.2 billion was invested indirectly through various private equity funds.

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

The Visa Class B-2 common shares that we own are transferable only under limited circumstances until either the resolution of the pending interchange litigation or Visa launches another exchange program allowing PNC to convert a portion of its Visa Class B-2 common shares into freely transferable Visa Class C common shares. At September 30, 2025, the estimated value of our total investment in the Visa Class B-2 common shares was approximately $0.9 billion, while our cost basis was insignificant. The estimated value does not represent fair value of the Visa Class B-2 common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace. See Note 14 Fair Value and Note 20 Legal Proceedings in our 2024 Form 10-K for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $3 million and $31 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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
The PNC Financial Services Group, Inc. – Form 10-Q 35

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
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$34,374	$968	3.76%	$31,088	$743	3.19%
U.S. Treasury and government agencies	25,527	871	4.56%	13,634	460	4.44%
Other	7,875	222	3.75%	7,168	197	3.65%
Total securities available-for-sale	67,776	2,061	4.06%	51,890	1,400	3.58%
Securities held-to-maturity
Residential mortgage-backed	41,060	905	2.94%	42,187	884	2.79%
U.S. Treasury and government agencies	27,111	308	1.52%	35,472	350	1.32%
Other	6,912	227	4.36%	10,145	363	4.77%
Total securities held-to-maturity	75,083	1,440	2.56%	87,804	1,597	2.43%
Total investment securities	142,859	3,501	3.27%	139,694	2,997	2.85%
Loans
Commercial and industrial	183,782	8,030	5.76%	177,136	8,396	6.23%
Commercial real estate	31,911	1,452	6.00%	35,498	1,803	6.67%
Equipment lease financing	6,789	258	5.06%	6,495	263	5.40%
Consumer	53,840	2,877	7.14%	53,659	2,929	7.29%
Residential real estate	45,526	1,286	3.77%	47,253	1,309	3.69%
Total loans	321,848	13,903	5.72%	320,041	14,700	6.06%
Interest-earning deposits with banks	33,815	1,119	4.37%	44,896	1,842	5.47%
Other interest-earning assets	11,432	490	5.71%	8,731	452	6.89%
Total interest-earning assets/interest income	509,954	19,013	4.94%	513,362	19,991	5.15%
Noninterest-earning assets	53,350			51,784
Total assets	$563,304			$565,146
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$73,297	1,658	3.02%	$69,361	1,808	3.48%
Demand	126,760	1,806	1.91%	121,356	2,065	2.27%
Savings	97,018	1,197	1.65%	96,960	1,336	1.84%
Time deposits	35,363	972	3.66%	35,182	1,182	4.47%
Total interest-bearing deposits	332,438	5,633	2.26%	322,859	6,391	2.64%
Borrowed funds
Federal Home Loan Bank advances	18,538	666	4.74%	35,142	1,511	5.65%
Senior debt	36,374	1,570	5.76%	30,139	1,512	6.59%
Subordinated debt	3,871	166	5.68%	4,658	234	6.68%
Other	6,594	213	4.26%	6,435	266	5.44%
Total borrowed funds	65,377	2,615	5.31%	76,374	3,523	6.07%
Total interest-bearing liabilities/interest expense	397,815	8,248	2.76%	399,233	9,914	3.28%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	92,760			96,986
Accrued expenses and other liabilities	16,382			16,983
Equity	56,347			51,944
Total liabilities and equity	$563,304			$565,146
Interest rate spread			2.18%			1.87%
Impact of noninterest-bearing sources			0.61			0.73
Net interest income/margin		$10,765	2.79%		$10,077	2.60%

36    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Three months ended September 30
	2025			2024
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$34,752	$332	3.82%	$31,491	$271	3.45%
U.S. Treasury and government agencies	26,799	309	4.58%	17,311	239	5.40%
Other	8,293	81	3.91%	7,387	70	3.76%
Total securities available-for-sale	69,844	722	4.12%	56,189	580	4.09%
Securities held-to-maturity
Residential mortgage-backed	42,667	327	3.07%	41,698	294	2.82%
U.S. Treasury and government agencies	25,540	98	1.51%	35,093	116	1.33%
Other	6,384	70	4.35%	9,334	113	4.81%
Total securities held-to-maturity	74,591	495	2.65%	86,125	523	2.43%
Total investment securities	144,435	1,217	3.36%	142,314	1,103	3.08%
Loans
Commercial and industrial	189,033	2,805	5.81%	177,019	2,839	6.28%
Commercial real estate	30,850	477	6.06%	35,451	606	6.68%
Equipment lease financing	6,870	89	5.14%	6,528	92	5.65%
Consumer	54,238	982	7.18%	53,543	1,005	7.47%
Residential real estate	44,941	422	3.75%	47,061	439	3.73%
Total loans	325,932	4,775	5.76%	319,602	4,981	6.13%
Interest-earning deposits with banks	35,003	388	4.34%	45,319	619	5.48%
Other interest-earning assets	12,759	177	5.51%	8,909	152	6.78%
Total interest-earning assets/interest income	518,129	6,557	4.99%	516,144	6,855	5.25%
Noninterest-earning assets	53,404			53,369
Total assets	$571,533			$569,513
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$75,890	587	3.07%	$72,578	656	3.59%
Demand	128,962	635	1.96%	119,914	696	2.31%
Savings	96,627	409	1.68%	95,939	450	1.86%
Time deposits	37,593	349	3.67%	37,880	428	4.47%
Total interest-bearing deposits	339,072	1,980	2.32%	326,311	2,230	2.72%
Borrowed funds
Federal Home Loan Bank advances	17,615	213	4.73%	31,785	457	5.63%
Senior debt	38,012	556	5.85%	32,204	546	6.64%
Subordinated debt	3,616	54	5.81%	4,330	74	6.77%
Other	7,070	76	4.19%	7,764	105	5.28%
Total borrowed funds	66,313	899	5.38%	76,083	1,182	6.09%
Total interest-bearing liabilities/interest expense	405,385	2,879	2.81%	402,394	3,412	3.34%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	92,756			95,811
Accrued expenses and other liabilities	15,624			17,395
Equity	57,768			53,913
Total liabilities and equity	$571,533			$569,513
Interest rate spread			2.18%			1.91%
Impact of noninterest-bearing sources			0.61			0.73
Net interest income/margin		$3,678	2.79%		$3,443	2.64%
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
(b)Loan fees for the three months ended September 30, 2025 and 2024 were $45 million and $48 million, respectively. Loan fees for the nine months ended September 30, 2025 and 2024 were $130 million and $139 million, respectively.
(c)Interest income calculated as taxable-equivalent interest income. See Reconciliation of Taxable-Equivalent Net Interest Income in this Financial Review for more information.

The PNC Financial Services Group, Inc. – Form 10-Q 37

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
Table 35: Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) (a)

	Nine months ended		Three months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net interest income (GAAP)	$10,679	$9,976	$3,648	$3,410
Taxable-equivalent adjustments	86	101	30	33
Net interest income (non-GAAP)	$10,765	$10,077	$3,678	$3,443
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

RECENT REGULATORY DEVELOPMENTS
Stress Testing Proposals

On October 24, 2025, the Federal Reserve issued two proposals to enhance the transparency of the stress testing framework. The first proposal seeks comments on the Federal Reserve's stress test models, scenario design framework and changes to the timing assumptions and certain reporting forms. Comments on this proposal are due January 22, 2026. The second proposal seeks comments on the scenarios for the 2026 supervisory stress test and comments are due December 1, 2025. These proposals are designed to provide more transparency and predictability for capital planning purposes.

Resolution and Recovery Planning

On October 27, 2025, the OCC issued a notice of proposed rulemaking to rescind its recovery planning guidelines that apply to large insured national banks, including PNC Bank. Comments on the proposal are due thirty days after publication in the Federal Register.

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

38    The PNC Financial Services Group, Inc. – Form 10-Q

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

The scenarios used for the period ended September 30, 2025 consider, among other factors, ongoing inflationary pressures and the impacts of trade policy, including tariffs, on the U.S. economic outlook. Given these factors, growth is expected to slow from current levels in the coming quarters. While recession risks remain elevated, our most-likely expectation at September 30, 2025 is that the U.S. economy avoids a recession. We believe the economic scenarios effectively reflect the distribution of potential economic outcomes.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at September 30, 2025 and December 31, 2024:

Table 36: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of September 30, 2025
	2025	2026	2027
U.S. real GDP (a)	1.1%	0.6%	2.0%
U.S. unemployment rate (b)	4.5%	5.2%	4.8%
	Assumptions as of December 31, 2024
	2025	2026	2027
U.S. real GDP (a)	0.7%	2.2%	2.2%
U.S. unemployment rate (b)	4.8%	4.7%	4.4%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31, 2025, 2026 and 2027, respectively.

Real GDP growth is expected to end 2025 at 1.1% on a weighted average basis, up from the 0.7% assumed at December 31, 2024. Growth then slows in 2026, troughing at 0.3% in the third quarter of 2026 before increasing to 2.0% by the end of 2027. Unemployment is expected to increase moderately over the next year. The weighted-average unemployment rate will end 2025 at 4.5%, peaking at 5.2% in the fourth quarter of 2026, before improving to 4.8% by the end of 2027.

Qualitative Component
As further discussed in the Allowance for Credit Losses section of Note 1 Accounting Policies in our 2024 Form 10-K, we incorporate qualitative reserves in the ACL through detailed analysis to reflect our best estimate of expected losses that may not be adequately represented in our quantitative methods or economic assumptions. Qualitative factors may include, but are not limited to, inherent
The PNC Financial Services Group, Inc. – Form 10-Q 39

forecasting limitations, model imprecision, timing of available information, and/or emerging and ongoing credit risks. At September 30, 2025, the qualitative framework considers PNC’s view of the current state of the economy, which continues to reflect uncertainty due to the fundamental change in office demand, tariff and trade driven pressures, interest rate movements and housing affordability. Our most significant qualitative factors were related to tariffs and the office portfolio of the commercial real estate loan class.

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

Targeted Improvements to the Accounting for Internal-Use Software - ASU 2025-06 Issued September 2025	• Required with issuance of 2028 Form 10-K; early adoption is permitted.
• Removes all references to project stages throughout Subtopic 350-40.
• Requires entities to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function(s) intended.
• Clarifies that (1) the disclosures in Subtopic 360-10, Property, Plant, and Equipment – Overall, are required for all capitalized internal-use software costs and (2) the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs.
• Supersedes Subtopic 350-50, Intangibles – Goodwill and Other – Website Development Costs, and incorporates relevant and incremental guidance unique to website-specific development costs into Subtopic 350-40.
• Allows for either a prospective, modified prospective, or retrospective transition approach.
• We are currently evaluating the disclosure requirements within this ASU and do not plan to early adopt.
• We are currently evaluating the impact of the ASU on our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity and Consolidated Statement of Cash Flows.

The PNC Financial Services Group, Inc. – Form 10-Q 41

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2025, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2025, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our views that:
–PNC’s baseline forecast remains for continued expansion, but slower economic growth in 2025 and 2026 than in 2024. The government shutdown will weaken growth, but the economy should regain that growth once the shutdown ends. Tariffs are a drag on consumer spending and business investment, while AI-related capex and wealth effects have been key supports to growth. Consumer spending growth is slowing to a pace more consistent with household income growth, and government’s contribution to economic growth will be smaller.
−     The baseline forecast anticipates real GDP growth slowing to below 2% in both 2025 and 2026, accompanied by a modest increase in the unemployment rate, which is expected to peak above 4.5% in mid-2026. Tariffs remain a risk to the outlook, and a reversal in sentiment around AI would be a drag. Additionally, a prolonged government shutdown has emerged as a downside risk.
–The baseline forecast is for two consecutive federal funds rate cuts of 25 basis points each at the next two FOMC meetings, ending in late-January 2026 and resulting in a federal funds rate in the range of 3.25% to 3.50%. However, there are two-sided risks to this outlook: (1) if inflation re-accelerates or proves more persistent than expected, the Federal Reserve may cut less or (2) if growth falters or recession emerges, easing could be deeper and more prolonged.
42    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2025	2024	2025	2024
Interest Income
Loans	$4,751	$4,954	$13,832	$14,615
Investment securities	1,211	1,097	3,486	2,981
Other	565	771	1,609	2,294
Total interest income	6,527	6,822	18,927	19,890
Interest Expense
Deposits	1,980	2,230	5,633	6,391
Borrowed funds	899	1,182	2,615	3,523
Total interest expense	2,879	3,412	8,248	9,914
Net interest income	3,648	3,410	10,679	9,976
Noninterest Income
Asset management and brokerage	404	383	1,186	1,111
Capital markets and advisory	432	371	1,059	902
Card and cash management	737	698	2,166	2,075
Lending and deposit services	335	320	968	929
Residential and commercial mortgage	161	181	423	459
Other income
Gain on Visa shares exchange program	—	—	—	754
Securities gains (losses)	—	1	(2)	(498)
Other	198	68	549	280
Total other income	198	69	547	536
Total noninterest income	2,267	2,022	6,349	6,012
Total revenue	5,915	5,432	17,028	15,988
Provision For Credit Losses	167	243	640	633
Noninterest Expense
Personnel	1,970	1,869	5,749	5,445
Occupancy	235	234	715	714
Equipment	416	357	1,194	1,054
Marketing	93	93	277	250
Other	747	774	2,296	2,555
Total noninterest expense	3,461	3,327	10,231	10,018
Income before income taxes and noncontrolling interests	2,287	1,862	6,157	5,337
Income taxes	465	357	1,193	1,011
Net income	1,822	1,505	4,964	4,326
Less: Net income attributable to noncontrolling interests	14	15	48	47
Preferred stock dividends	71	82	225	258
Preferred stock discount accretion and redemptions	2	2	6	6
Net income attributable to common shareholders	$1,735	$1,406	$4,685	$4,015
Earnings Per Common Share
Basic	$4.36	$3.50	$11.73	$9.99
Diluted	$4.35	$3.49	$11.72	$9.98
Average Common Shares Outstanding
Basic	396	399	397	400
Diluted	396	400	397	400
See accompanying Notes to Consolidated Financial Statements.
44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Net income	$1,822	$1,505	$4,964	$4,326
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	667	1,621	1,859	1,917
Net change in cash flow hedge derivatives	136	1,475	1,446	1,533
Pension and other postretirement benefit plan adjustments	1	—	(20)	(1)
Net change in Other	(2)	(1)	(5)	(3)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	802	3,095	3,280	3,446
Income tax benefit (expense) related to items of other comprehensive income	(197)	(739)	(792)	(824)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	605	2,356	2,488	2,622
Comprehensive income	2,427	3,861	7,452	6,948
Less: Comprehensive income attributable to noncontrolling interests	14	15	48	47
Comprehensive income attributable to PNC	$2,413	$3,846	$7,404	$6,901
See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	September 30, 2025	December 31, 2024
In millions, except par value
Assets
Cash and due from banks	$5,553	$6,904
Interest-earning deposits with banks	33,318	39,347
Loans held for sale (a)	1,104	850
Investment securities – available-for-sale	68,297	62,039
Investment securities – held-to-maturity	73,226	77,693
Loans (a)	326,616	316,467
Allowance for loan and lease losses	(4,478)	(4,486)
Net loans	322,138	311,981
Equity investments	9,972	9,600
Mortgage servicing rights	3,627	3,711
Goodwill	10,962	10,932
Other (a)	40,570	36,981
Total assets	$568,767	$560,038
Liabilities
Deposits
Noninterest-bearing	$91,207	$92,641
Interest-bearing (b)	341,542	334,097
Total deposits	432,749	426,738
Borrowed funds
Federal Home Loan Bank advances	16,100	22,000
Senior debt	38,695	32,497
Subordinated debt	3,512	4,104
Other (b)	4,037	3,072
Total borrowed funds	62,344	61,673
Allowance for unfunded lending related commitments	775	719
Accrued expenses and other liabilities (b)	13,861	16,439
Total liabilities	509,729	505,569
Equity
Preferred stock (c)	—	—
Common stock ($5 par value, Authorized 800,000,000 shares, issued 543,412,079 and 543,310,646 shares)	2,717	2,717
Capital surplus	18,859	18,710
Retained earnings	62,008	59,282
Accumulated other comprehensive income (loss)	(4,077)	(6,565)
Common stock held in treasury at cost: 151,030,533 and 147,373,633 shares	(20,517)	(19,719)
Total shareholders’ equity	58,990	54,425
Noncontrolling interests	48	44
Total equity	59,038	54,469
Total liabilities and equity	$568,767	$560,038
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $0.9 billion, Loans held for investment of $1.1 billion and Other assets of $0.2 billion at September 30, 2025. Comparable amounts at December 31, 2024 were $0.8 billion, $1.2 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Interest-bearing deposits of $7.3 billion, Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at September 30, 2025. Comparable amounts at December 31, 2024 were $0, less than $0.1 billion and $0.1 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2025	2024
Operating Activities
Net income	$4,964	$4,326
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	640	633
Depreciation, amortization and accretion	273	95
Deferred income taxes (benefit)	(68)	(89)
Net losses on sales of securities	2	498
Changes in fair value of mortgage servicing rights	422	297
Gain on Visa shares exchange program	—	(754)
Net change in
Trading securities and other short-term investments	(3,293)	(246)
Loans held for sale and related securitization activity	(248)	(18)
Other assets	2,645	1,438
Accrued expenses and other liabilities	(2,089)	(563)
Other operating activities, net	379	463
Net cash provided (used) by operating activities	$3,627	$6,080
Investing Activities
Sales
Securities available-for-sale	$1,267	$4,309
Loans	574	375
Repayments/maturities
Securities available-for-sale	5,639	5,049
Securities held-to-maturity	10,246	8,633
Purchases
Securities available-for-sale	(12,121)	(25,501)
Securities held-to-maturity	(5,182)	(1,028)
Loans	(1,592)	(1,595)
Net change in
Federal funds sold and resale agreements	(857)	(606)
Loans	(9,985)	584
Other investing activities, net	(1,497)	(587)
Net cash provided (used) by investing activities	$(13,508)	$(10,367)
The PNC Financial Services Group, Inc. – Form 10-Q 47

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Nine months ended September 30
	2025	2024
Financing Activities
Net change in
Noninterest-bearing deposits	$(1,435)	$(6,638)
Interest-bearing deposits	7,445	9,245
Federal funds purchased and repurchase agreements	96	(111)
Other borrowed funds	770	504
Sales/issuances
Federal Home Loan Bank advances	4,100	—
Senior debt	8,030	6,729
Other borrowed funds	—	520
Common and treasury stock	61	60
Repayments/maturities
Federal Home Loan Bank advances	(10,000)	(10,000)
Senior debt	(2,750)	(1,650)
Subordinated debt	(700)	(750)
Other borrowed funds	—	(544)
Acquisition of treasury stock	(932)	(466)
Preferred stock cash dividends paid	(225)	(258)
Common stock cash dividends paid	(1,959)	(1,893)
Net cash provided (used) by financing activities	$2,501	$(5,252)
Net Increase (Decrease) In Cash, Cash Equivalents And Restricted Cash	$(7,380)	$(9,539)
Cash, cash equivalents and restricted cash at beginning of period	46,251	50,725
Cash, cash equivalents and restricted cash at end of period (a)	$38,871	$41,186
Supplemental Disclosures
Interest paid	$8,312	$9,586
Income taxes paid	$496	$332
Income taxes refunded	$3	$44
Leased assets obtained in exchange for new operating lease liabilities	$229	$182
Non-cash Investing And Financing Items
Transfer from loans to loans held for sale, net	$236	$85
Transfer from loans to foreclosed assets	$36	$31
(a)Includes restricted cash at end of period of $843 million and $884 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Recently Adopted Accounting Standards
See Note 1 Accounting Policies in our 2024 Form 10-K for recently adopted accounting standards. We did not adopt any new accounting standards during the first nine months of 2025.

The PNC Financial Services Group, Inc. – Form 10-Q 49

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available-for-sale and held-to-maturity portfolios by major security type:
Table 37: Investment Securities Summary (a) (b)

	September 30, 2025				December 31, 2024
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury and government agencies	$27,953	$131	$(385)	$27,699	$23,962	$25	$(436)	$23,551
Residential mortgage-backed
Agency	33,758	160	(2,131)	31,787	33,589	28	(2,991)	30,626
Non-agency	452	112	(4)	560	504	105	(6)	603
Commercial mortgage-backed
Agency	3,418	37	(75)	3,380	2,077	1	(133)	1,945
Non-agency	294	—	(4)	290	706	—	(15)	691
Asset-backed	2,391	52	—	2,443	2,353	42	(3)	2,392
Other	2,155	49	(66)	2,138	2,307	42	(118)	2,231
Total securities available-for-sale	$70,421	$541	$(2,665)	$68,297	$65,498	$243	$(3,702)	$62,039
Securities Held-to-Maturity
U.S. Treasury and government agencies	$24,428	$23	$(402)	$24,049	$29,420	$—	$(896)	$28,524
Residential mortgage-backed
Agency	42,190	219	(2,410)	39,999	40,171	16	(3,696)	36,491
Non-agency	226	—	(13)	213	240	—	(21)	219
Commercial mortgage-backed
Agency	1,094	16	(9)	1,101	955	3	(28)	930
Non-agency	520	4	(1)	523	836	3	(7)	832
Asset-backed	2,261	43	(6)	2,298	3,380	37	(16)	3,401
Other	2,507	28	(40)	2,495	2,691	19	(49)	2,661
Total securities held-to-maturity (d)	$73,226	$333	$(2,881)	$70,678	$77,693	$78	$(4,713)	$73,058
(a) At September 30, 2025, the accrued interest associated with our held-to-maturity and available-for-sale portfolios totaled $207 million and $282 million, respectively. The comparable amounts at December 31, 2024 were $242 million and $328 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both September 30, 2025 and December 31, 2024.
(c) Amortized cost is presented net of allowance of $62 million for securities available-for-sale, primarily related to non-agency commercial mortgage-backed securities, and $5 million for securities held-to-maturity at September 30, 2025. The comparable amounts at December 31, 2024 were $86 million and $5 million, respectively.
(d) Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of the transfer. The amortized cost of held-to-maturity securities included net unrealized losses of $2.8 billion at September 30, 2025 related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2024 was $3.4 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available-for-sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held-to-maturity are carried at amortized cost, net of any allowance. Investment securities at September 30, 2025 included $438 million of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount at September 30, 2024 was $952 million of net unsettled purchases.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At September 30, 2025, the allowance for investment securities was $67 million and primarily related to non-agency commercial mortgage-backed securities in the available-for-sale portfolio. The comparable amount at December 31, 2024 was $91 million. See Note 1 Accounting Policies in our 2024 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At September 30, 2025, AOCI included pre-tax losses of $255 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 38 presents the gross unrealized losses and fair value of securities available-for-sale that do not have an associated allowance for investment securities at September 30, 2025 and December 31, 2024. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that
50    The PNC Financial Services Group, Inc. – Form 10-Q

the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of September 30, 2025, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 38: Gross Unrealized Loss and Fair Value of Securities Available-for-Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2025
U.S. Treasury and government agencies	$(10)	$6,439	$(375)	$9,343	$(385)	$15,782
Residential mortgage-backed
Agency	(5)	1,077	(2,126)	18,266	(2,131)	19,343
Non-agency	—	—	(2)	31	(2)	31
Commercial mortgage-backed
Agency	—	—	(75)	1,552	(75)	1,552
Non-agency	—	—	(4)	206	(4)	206
Asset-backed	—	—	—	—	—	—
Other	(4)	68	(50)	1,465	(54)	1,533
Total securities available-for-sale	$(19)	$7,584	$(2,632)	$30,863	$(2,651)	$38,447
December 31, 2024
U.S. Treasury and government agencies	$(70)	$17,500	$(366)	$1,824	$(436)	$19,324
Residential mortgage-backed
Agency	(65)	6,163	(2,926)	19,595	(2,991)	25,758
Non-agency	—	—	(3)	41	(3)	41
Commercial mortgage-backed
Agency	(8)	501	(125)	1,388	(133)	1,889
Non-agency	—	—	(15)	559	(15)	559
Asset-backed	(2)	226	(1)	8	(3)	234
Other	(2)	99	(98)	1,734	(100)	1,833
Total securities available-for-sale	$(147)	$24,489	$(3,534)	$25,149	$(3,681)	$49,638

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 39: Gains (Losses) on Sales of Securities Available-for-Sale

Nine months ended September 30 In millions
	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2025	$2	$(4)	$(2)	$—
2024	$2	$(500)	$(498)	$(105)

The PNC Financial Services Group, Inc. – Form 10-Q 51

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2025:
Table 40: Contractual Maturity of Debt Securities

September 30, 2025 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available-for-Sale
U.S. Treasury and government agencies	$171	$13,495	$12,136	$2,151	$27,953
Residential mortgage-backed
Agency	1	342	3,282	30,133	33,758
Non-agency	—	—	86	366	452
Commercial mortgage-backed
Agency	7	1,440	106	1,865	3,418
Non-agency	—	79	75	140	294
Asset-backed	—	1,072	405	914	2,391
Other	360	1,317	183	295	2,155
Total securities available-for-sale at amortized cost	$539	$17,745	$16,273	$35,864	$70,421
Fair value	$534	$17,742	$16,130	$33,891	$68,297
Weighted-average yield, GAAP basis (a)	2.47%	3.74%	4.22%	3.96%	3.95%
Securities Held-to-Maturity
U.S. Treasury and government agencies	$10,794	$11,341	$1,458	$835	$24,428
Residential mortgage-backed
Agency	—	4	486	41,700	42,190
Non-agency	—	—	—	226	226
Commercial mortgage-backed
Agency	—	286	434	374	1,094
Non-agency	—	27	—	493	520
Asset-backed	21	506	1,040	694	2,261
Other	169	720	251	1,367	2,507
Total securities held-to-maturity at amortized cost	$10,984	$12,884	$3,669	$45,689	$73,226
Fair value	$10,928	$12,717	$3,595	$43,438	$70,678
Weighted-average yield, GAAP basis (a)	1.04%	1.98%	2.67%	3.14%	2.60%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 41: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30, 2025	December 31, 2024
Pledged to others	$61,378	$69,330
Accepted from others:
Permitted by contract or custom to sell or repledge	$2,003	$1,231
Permitted amount repledged to others	$2,003	$1,231

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

52    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q 53

Table 42 presents the composition and delinquency status of our loan portfolio at September 30, 2025 and December 31, 2024. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.

Table 42: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
September 30, 2025
Commercial
Commercial and industrial	$189,335	$147	$60	$71	$278		$583	$—	$190,196
Commercial real estate	29,608	9	—	1	10		663	—	30,281
Equipment lease financing	6,841	14	7	—	21		36	—	6,898
Total commercial	225,784	170	67	72	309		1,282	—	227,375
Consumer
Residential real estate	43,601	245	87	164	496	(c)	326	214	44,637
Home equity	25,372	73	27	—	100		431	39	25,942
Automobile	16,099	70	17	4	91		82	—	16,272
Credit card	6,484	45	31	63	139		13	—	6,636
Education	1,446	24	15	36	75	(c)	—	—	1,521
Other consumer	4,207	8	7	8	23		3	—	4,233
Total consumer	97,209	465	184	275	924		855	253	99,241
Total	$322,993	$635	$251	$347	$1,233		$2,137	$253	$326,616
Percentage of total loans	98.89%	0.19%	0.08%	0.11%	0.38%		0.65%	0.08%	100.00%
December 31, 2024
Commercial
Commercial and industrial	$174,988	$159	$43	$72	$274		$528	$—	$175,790
Commercial real estate	32,657	25	18	—	43		919	—	33,619
Equipment lease financing	6,687	41	12	—	53		15	—	6,755
Total commercial	214,332	225	73	72	370		1,462	—	216,164
Consumer
Residential real estate	45,134	234	106	188	528	(c)	278	475	46,415
Home equity	25,351	71	26	—	97		482	61	25,991
Automobile	15,155	83	22	9	114		86	—	15,355
Credit card	6,696	49	38	81	168		15	—	6,879
Education	1,557	25	15	39	79	(c)	—	—	1,636
Other consumer	3,998	10	8	8	26		3	—	4,027
Total consumer	97,891	472	215	325	1,012		864	536	100,303
Total	$312,223	$697	$288	$397	$1,382		$2,326	$536	$316,467
Percentage of total loans	98.66%	0.22%	0.09%	0.13%	0.44%		0.73%	0.17%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.4 billion and $1.3 billion at September 30, 2025 and December 31, 2024, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed residential real estate loans and education loans totaling $0.2 billion and $0.1 billion at September 30, 2025, respectively. Comparable amounts at December 31, 2024 were $0.3 billion and $0.1 billion, respectively.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $1.0 billion at both September 30, 2025 and December 31, 2024.
(f)Collateral dependent loans totaled $1.5 billion and $1.6 billion at September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025, we pledged unpaid principal balances in the amounts of $46.1 billion of commercial and other loans to the FRB and $80.0 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2024 were $43.4 billion and $89.0 billion, respectively.
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
54    The PNC Financial Services Group, Inc. – Form 10-Q

certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies in our 2024 Form 10-K for additional information on our nonperforming loan and lease policies.
The following table presents our nonperforming assets as of September 30, 2025 and December 31, 2024:
Table 43: Nonperforming Assets

Dollars in millions	September 30, 2025	December 31, 2024
Nonperforming loans
Commercial	$1,282	$1,462
Consumer (a)	855	864
Total nonperforming loans (b)	2,137	2,326
OREO, foreclosed and other assets (c)	162	31
Total nonperforming assets	$2,299	$2,357
Nonperforming loans to total loans	0.65%	0.73%
Nonperforming assets to total loans, OREO, foreclosed and other assets (c)	0.70%	0.74%
Nonperforming assets to total assets	0.40%	0.42%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.6 billion at both September 30, 2025 and December 31, 2024. This primarily includes loans with a fair value of collateral that exceeds the amortized cost basis.
(c)Amounts at September 30, 2025 include $127 million of nonaccrual servicing advances to single asset/single borrower trusts with commercial real estate as collateral.

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
The PNC Financial Services Group, Inc. – Form 10-Q 55

The following table presents credit quality indicators for our commercial loan classes:
Table 44: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
September 30, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$23,619		$16,615	$10,408	$14,371	$4,306	$12,809	$98,833	$243	$181,204
Criticized	454		841	597	1,246	435	475	4,871	73	8,992
Total commercial and industrial loans	24,073		17,456	11,005	15,617	4,741	13,284	103,704	316	190,196
Gross charge-offs (b)	37	(c)	37	66	15	4	6	117	2	284
Commercial real estate
Pass Rated	1,787		2,615	3,892	5,531	1,475	8,694	473	—	24,467
Criticized	172		355	1,273	1,703	360	1,947	4	—	5,814
Total commercial real estate loans	1,959		2,970	5,165	7,234	1,835	10,641	477	—	30,281
Gross charge-offs (b)	5		—	1	—	7	86	—	2	101
Equipment lease financing
Pass Rated	1,379		1,541	1,065	890	347	1,424	—	—	6,646
Criticized	29		54	55	65	18	31	—	—	252
Total equipment lease financing loans	1,408		1,595	1,120	955	365	1,455	—	—	6,898
Gross charge-offs (b)	—		3	5	6	3	8	—	—	25
Total commercial loans	$27,440		$22,021	$17,290	$23,806	$6,941	$25,380	$104,181	$316	$227,375
Total commercial gross charge-offs	$42		$40	$72	$21	$14	$100	$117	$4	$410

	Term Loans by Origination Year
December 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$22,145		$13,815	$17,043	$5,275	$4,594	$11,270	$91,389	$522	$166,053
Criticized	761		878	1,856	601	144	580	4,868	49	9,737
Total commercial and industrial loans	22,906		14,693	18,899	5,876	4,738	11,850	96,257	571	175,790
Gross charge-offs (b)	22	(c)	32	51	25	5	7	133	53	328
Commercial real estate
Pass Rated	2,331		5,575	6,875	2,232	1,220	9,685	423	—	28,341
Criticized	141		335	1,974	485	465	1,853	25	—	5,278
Total commercial real estate loans	2,472		5,910	8,849	2,717	1,685	11,538	448	—	33,619
Gross charge-offs (b)	28		5	—	2	1	322	—	—	358
Equipment lease financing
Pass Rated	1,814		1,264	1,112	478	478	1,305	—	—	6,451
Criticized	51		79	88	35	21	30	—	—	304
Total equipment lease financing loans	1,865		1,343	1,200	513	499	1,335	—	—	6,755
Gross charge-offs (b)	1		6	12	5	4	6	—	—	34
Total commercial loans	$27,243		$21,946	$28,948	$9,106	$6,922	$24,723	$96,705	$571	$216,164
Total commercial gross charge-offs	$51		$43	$63	$32	$10	$335	$133	$53	$720
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of September 30, 2025 and December 31, 2024.
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

56    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 45: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
September 30, 2025 In millions	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$5	$29	$74	$65	$51	$57	$—	$—	$281
Greater than or equal to 80% to 100%	478	370	386	705	428	227	—	—	2,594
Less than 80%	1,163	1,712	3,581	8,191	13,449	13,049	—	—	41,145
No LTV available	—	—	—	—	9	3	—	—	12
Government insured or guaranteed loans	—	5	20	24	17	539	—	—	605
Total residential real estate loans	$1,646	$2,116	$4,061	$8,985	$13,954	$13,875	$—	$—	$44,637
Updated FICO scores
Greater than or equal to 780	$987	$1,578	$2,899	$7,257	$11,179	$8,831	$—	$—	$32,731
720 to 779	577	422	675	1,205	1,934	2,301	—	—	7,114
660 to 719	65	100	223	389	581	1,049	—	—	2,407
Less than 660	17	11	115	103	163	767	—	—	1,176
No FICO score available	—	—	129	7	80	388	—	—	604
Government insured or guaranteed loans	—	5	20	24	17	539	—	—	605
Total residential real estate loans	$1,646	$2,116	$4,061	$8,985	$13,954	$13,875	$—	$—	$44,637
Gross charge-offs (a)	$—	$1	$1	$3	$2	$1	$—	$—	$8
Home equity (b)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$—	$1	$21	$390	$379	$791
Greater than or equal to 80% to 100%	—	—	—	—	5	48	1,233	1,520	2,806
Less than 80%	—	—	—	—	129	3,943	7,434	10,839	22,345
Total home equity loans	$—	$—	$—	$—	$135	$4,012	$9,057	$12,738	$25,942
Updated FICO scores
Greater than or equal to 780	$—	$—	$—	$—	$88	$2,572	$5,198	$6,043	$13,901
720 to 779	—	—	—	—	30	780	2,445	3,116	6,371
660 to 719	—	—	—	—	12	381	1,209	2,085	3,687
Less than 660	—	—	—	—	5	271	204	1,462	1,942
No FICO score available	—	—	—	—	—	8	1	32	41
Total home equity loans	$—	$—	$—	$—	$135	$4,012	$9,057	$12,738	$25,942
Gross charge-offs (a)	$—	$—	$—	$—	$—	$—	$10	$18	$28
The PNC Financial Services Group, Inc. – Form 10-Q 57

(Continued from previous page)	Term Loans by Origination Year
December 31, 2024 In millions	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$10	$55	$85	$52	$23	$32	$—	$—	$257
Greater than or equal to 80% to 100%	591	485	954	601	171	111	—	—	2,913
Less than 80%	2,043	4,039	8,450	13,958	6,084	8,039	—	—	42,613
No LTV available	—	—	—	9	—	3	—	—	12
Government insured or guaranteed loans	1	16	23	17	66	497	—	—	620
Total residential real estate loans	$2,645	$4,595	$9,512	$14,637	$6,344	$8,682	$—	$—	$46,415
Updated FICO scores
Greater than or equal to 780	$1,730	$3,264	$7,584	$11,723	$4,683	$4,858	$—	$—	$33,842
720 to 779	789	805	1,406	2,035	1,004	1,567	—	—	7,606
660 to 719	115	270	401	620	324	784	—	—	2,514
Less than 660	9	108	90	156	116	696	—	—	1,175
No FICO score available	1	132	8	86	151	280	—	—	658
Government insured or guaranteed loans	1	16	23	17	66	497	—	—	620
Total residential real estate loans	$2,645	$4,595	$9,512	$14,637	$6,344	$8,682	$—	$—	$46,415
Gross charge-offs (a)	$—	$—	$—	$1	$—	$2	$—	$—	$3
Home equity (b)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$1	$12	$17	$368	$372	$770
Greater than or equal to 80% to 100%	—	—	—	5	31	30	1,098	1,619	2,783
Less than 80%	—	—	—	141	1,670	2,807	6,907	10,913	22,438
Total home equity loans	$—	$—	$—	$147	$1,713	$2,854	$8,373	$12,904	$25,991
Updated FICO scores
Greater than or equal to 780	$—	$—	$—	$94	$1,145	$1,753	$4,720	$6,211	$13,923
720 to 779	—	—	—	34	352	572	2,251	3,274	6,483
660 to 719	—	—	—	14	151	289	1,193	2,085	3,732
Less than 660	—	—	—	5	63	234	202	1,290	1,794
No FICO score available	—	—	—	—	2	6	7	44	59
Total home equity loans	$—	$—	$—	$147	$1,713	$2,854	$8,373	$12,904	$25,991
Gross charge-offs (a)	$—	$—	$—	$—	$—	$1	$16	$19	$36
(a)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(b)Beginning January 1, 2022, new originations consist of only revolving home equity lines of credit.

58    The PNC Financial Services Group, Inc. – Form 10-Q

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 46: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
September 30, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$3,417		$2,211	$1,177	$715	$491	$129	$—	$—	$8,140
720 to 779	1,826		1,429	710	388	222	78	—	—	4,653
660 to 719	655		757	446	234	129	58	—	—	2,279
Less than 660	153		351	310	185	119	82	—	—	1,200
Total automobile loans	$6,051		$4,748	$2,643	$1,522	$961	$347	$—	$—	$16,272
Gross charge-offs (a)	$3		$28	$30	$16	$9	$11	$—	$—	$97
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,013	$2	$2,015
720 to 779	—		—	—	—	—	—	1,789	5	1,794
660 to 719	—		—	—	—	—	—	1,752	16	1,768
Less than 660	—		—	—	—	—	—	902	55	957
No FICO score available or required (b)	—		—	—	—	—	—	100	2	102
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,556	$80	$6,636
Gross charge-offs (a)	$—		$—	$—	$—	$—	$—	$216	$31	$247
Education
Updated FICO scores
Greater than or equal to 780	$13		$43	$50	$71	$34	$296	$—	$—	$507
720 to 779	17		27	30	32	15	105	—	—	226
660 to 719	8		10	12	12	6	43	—	—	91
Less than 660	2		2	4	3	1	19	—	—	31
No FICO score available or required (b)	12		6	4	3	1	—	—	—	26
Total loans using FICO credit metric	52		88	100	121	57	463	—	—	881
Other internal credit metrics	—		—	—	—	—	640	—	—	640
Total education loans	$52		$88	$100	$121	$57	$1,103	$—	$—	$1,521
Gross charge-offs (a)	$—		$—	$1	$1	$1	$9	$—	$—	$12
Other consumer
Updated FICO scores
Greater than or equal to 780	$212		$156	$73	$32	$9	$4	$34	$—	$520
720 to 779	244		181	77	35	8	4	65	1	615
660 to 719	185		133	61	36	9	5	71	—	500
Less than 660	30		41	26	20	7	3	38	1	166
Total loans using FICO credit metric	671		511	237	123	33	16	208	2	1,801
Other internal credit metrics	7		5	19	45	10	90	2,249	7	2,432
Total other consumer loans	$678		$516	$256	$168	$43	$106	$2,457	$9	$4,233
Gross charge-offs (a)	$60	(c)	$19	$16	$10	$3	$3	$7	$—	$118

The PNC Financial Services Group, Inc. – Form 10-Q 59

(Continued from previous page)	Term Loans by Origination Year
December 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO Scores
Greater than or equal to 780	$3,288		$1,717	$1,094	$865	$241	$125	$—	$—	$7,330
720 to 779	2,047		1,123	636	415	129	90	—	—	4,440
660 to 719	963		671	367	227	82	74	—	—	2,384
Less than 660	246		351	231	174	87	112	—	—	1,201
Total automobile loans	$6,544		$3,862	$2,328	$1,681	$539	$401	$—	$—	$15,355
Gross charge-offs (a)	$9		$44	$27	$17	$12	$22	$—	$—	$131
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,090	$2	$2,092
720 to 779	—		—	—	—	—	—	1,859	5	1,864
660 to 719	—		—	—	—	—	—	1,815	16	1,831
Less than 660	—		—	—	—	—	—	936	57	993
No FICO score available or required (b)	—		—	—	—	—	—	97	2	99
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,797	$82	$6,879
Gross charge-offs (a)	$—		$—	$—	$—	$—	$—	$316	$39	$355
Education
Updated FICO scores
Greater than or equal to 780	$22		$58	$79	$39	$33	$318	$—	$—	$549
720 to 779	20		36	38	20	14	116	—	—	244
660 to 719	13		14	15	6	5	46	—	—	99
Less than 660	3		3	3	1	1	19	—	—	30
No FICO score available or required (b)	12		5	4	1	—	1	—	—	23
Total loans using FICO credit metric	70		116	139	67	53	500	—	—	945
Other internal credit metrics	—		—	—	—	—	691	—	—	691
Total education loans	$70		$116	$139	$67	$53	$1,191	$—	$—	$1,636
Gross charge-offs (a)	$—		$—	$1	$1	$1	$16	$—	$—	$19
Other consumer
Updated FICO scores
Greater than or equal to 780	$245		$129	$64	$20	$5	$6	$37	$1	$507
720 to 779	292		141	70	21	6	6	72	1	609
660 to 719	203		97	72	22	8	6	79	1	488
Less than 660	20		33	34	15	6	5	40	1	154
Total loans using FICO credit metric	760		400	240	78	25	23	228	4	1,758
Other internal credit metrics	6		9	77	12	11	90	2,056	8	2,269
Total other consumer loans	$766		$409	$317	$90	$36	$113	$2,284	$12	$4,027
Gross charge-offs (a)	$76	(c)	$27	$26	$13	$8	$9	$11	$1	$171
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

60    The PNC Financial Services Group, Inc. – Form 10-Q

Loan Modifications to Borrowers Experiencing Financial Difficulty

FDMs result from our loss mitigation activities and include principal forgiveness, interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. See Note 1 Accounting Policies in our 2024 Form 10-K for additional information on FDMs.

The following table presents the amortized cost basis, as of the period end date, of FDMs granted during the three and nine months ended September 30, 2025 and 2024:

Table 47: Loan Modifications Granted to Borrowers Experiencing Financial Difficulty (a) (b)

Three months ended September 30, 2025 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Interest Rate Reduction, Payment Delay, and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	$—	$452	$47	$—	$26	$23	$—	$—	$105	$653	0.34%
Commercial real estate	—	214	29	—	—	27	—	—	—	270	0.89%
Total commercial	—	666	76	—	26	50	—	—	105	923	0.41%
Consumer
Residential real estate	—	—	71	—	—	1	—	—	6	78	0.17%
Home equity	—	—	2	1	—	—	—	—	11	14	0.05%
Credit card	—	—	—	17	—	—	—	—	—	17	0.26%
Education	—	1	—	—	—	—	—	—	—	1	0.07%
Total consumer	—	1	73	18	—	1	—	—	17	110	0.11%
Total	$—	$667	$149	$18	$26	$51	$—	$—	$122	$1,033	0.32%

Three months ended September 30, 2024 Dollars in millions
Commercial
Commercial and industrial	$—	$372	$19	$—	$6	$11	$—	$—	$2	$410	0.23%
Commercial real estate	—	253	87	—	—	—	—	—	14	354	1.01%
Total commercial	—	625	106	—	6	11	—	—	16	764	0.35%
Consumer
Residential real estate	—	—	28	—	—	1	—	—	4	33	0.07%
Home equity	—	—	3	1	—	—	—	—	6	10	0.04%
Credit card	—	—	—	21	—	—	—	—	—	21	0.31%
Education	—	1	—	—	—	—	—	—	—	1	0.06%
Total consumer	—	1	31	22	—	1	—	—	10	65	0.06%
Total	$—	$626	$137	$22	$6	$12	$—	$—	$26	$829	0.26%

The PNC Financial Services Group, Inc. – Form 10-Q 61

(Continued from previous page) Nine months ended September 30, 2025 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Interest Rate Reduction, Payment Delay, and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	$—	$1,009	$63	$—	$45	$25	$—	$12	$142	$1,296	0.68%
Commercial real estate	—	604	29	—	—	27	—	—	14	674	2.23%
Total commercial	—	1,613	92	—	45	52	—	12	156	1,970	0.87%
Consumer
Residential real estate	—	1	130	—	—	4	—	—	6	141	0.32%
Home equity	—	—	5	5	—	—	—	—	19	29	0.11%
Credit card	—	—	—	44	—	—	—	—	—	44	0.66%
Education	—	4	—	—	—	—	—	—	—	4	0.26%
Other consumer	—	1	—	1	1	—	—	—	—	3	0.07%
Total consumer	—	6	135	50	1	4	—	—	25	221	0.22%
Total	$—	$1,619	$227	$50	$46	$56	$—	$12	$181	$2,191	0.67%

Nine months ended September 30, 2024 Dollars in millions
Commercial
Commercial and industrial	$27	$927	$34	$—	$157	$104	$15	$—	$85	$1,349	0.75%
Commercial real estate	—	926	101	—	147	—	—	—	—	1174	3.34%
Total commercial	27	1,853	135	—	304	104	15	—	85	2,523	1.14%
Consumer
Residential real estate	—	1	67	—	—	3	—	—	8	79	0.17%
Home equity	—	—	10	5	—	—	—	—	12	27	0.10%
Credit card	—	—	—	52	—	—	—	—	—	52	0.76%
Education	—	4	—	—	—	—	—	—	—	4	0.24%
Other consumer	—	—	—	1	—	—	—	—	—	1	0.02%
Total consumer	—	5	77	58	—	3	—	—	20	163	0.16%
Total	$27	$1,858	$212	$58	$304	$107	$15	$—	$105	$2,686	0.84%
(a)The unfunded lending related commitments on FDMs granted during the nine months ended September 30, 2025 and 2024 were $0.7 billion and $0.5 billion, respectively.
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

62    The PNC Financial Services Group, Inc. – Form 10-Q

Table 48 presents the weighted average financial effect of FDMs granted during the three and nine months ended September 30, 2025 and 2024.

Table 48: Financial Effect of FDMs (a)

Three months ended September 30, 2025 Dollars in millions	Amortized cost basis (b)	Weighted Average Financial Effect
Term Extension
Commercial and industrial	$501	Extended contractual term by 25 months.
Commercial real estate	$241	Extended contractual term by 6 months.
Residential real estate	$1	Extended contractual term by 162 months.
Education	$1	Extended contractual term by 11 months.
Interest Rate Reduction
Commercial and industrial	$23	Reduced contractual interest rate by 3.41%.
Commercial real estate	$27	Reduced contractual interest rate by 1.04%.
Residential real estate	$1	Reduced contractual interest rate by 1.73%.
Payment Delay
Commercial and industrial	$73	Provided 2 months of payment deferral.
Commercial real estate	$29	Provided 6 months of payment deferral.
Residential real estate	$71	Provided 9 months of payment deferral.
Home equity	$2	Provided 5 months of payment deferral.

Three months ended September 30, 2024 Dollars in millions	Amortized cost basis (b)	Weighted Average Financial Effect
Term Extension
Commercial and industrial	$389	Extended contractual term by 11 months.
Commercial real estate	$253	Extended contractual term by 17 months.
Residential real estate	$1	Extended contractual term by 28 months.
Education	$1	Extended contractual term by 12 months.
Interest Rate Reduction
Commercial and industrial	$11	Reduced contractual interest rate by 1.52%.
Residential real estate	$1	Reduced contractual interest rate by 1.48%.
Payment Delay
Commercial and industrial	$25	Provided 3 months of payment deferral.
Commercial real estate	$87	Provided 8 months of payment deferral.
Residential real estate	$28	Provided 10 months of payment deferral.
Home equity	$3	Provided 5 months of payment deferral.
The PNC Financial Services Group, Inc. – Form 10-Q 63

(Continued from previous page) Nine months ended September 30, 2025 Dollars in millions	Amortized cost basis (b)	Weighted Average Financial Effect
Term Extension
Commercial and industrial	$1,091	Extended contractual term by 23 months.
Commercial real estate	$631	Extended contractual term by 14 months.
Residential real estate	$5	Extended contractual term by 172 months.
Education	$4	Extended contractual term by 16 months.
Other consumer	$2	Extended contractual term by 32 months.
Interest Rate Reduction
Commercial and industrial	$37	Reduced contractual interest rate by 2.57%.
Commercial real estate	$27	Reduced contractual interest rate by 1.04%.
Residential real estate	$4	Reduced contractual interest rate by 1.25%.
Payment Delay
Commercial and industrial	$120	Provided 6 months of payment deferral.
Commercial real estate	$29	Provided 6 months of payment deferral.
Residential real estate	$130	Provided 9 months of payment deferral.
Home equity	$5	Provided 5 months of payment deferral.
Other consumer	$1	Provided 24 months of payment deferral.

Nine months ended September 30, 2024 Dollars in millions	Amortized cost basis (b)	Weighted Average Financial Effect
Term Extension
Commercial and industrial	$1,188	Extended contractual term by 14 months.
Commercial real estate	$1,073	Extended contractual term by 15 months.
Residential real estate	$4	Extended contractual term by 81 months.
Education	$4	Extended contractual term by 12 months.
Interest Rate Reduction
Commercial and industrial	$146	Reduced contractual interest rate by 1.45%.
Residential real estate	$3	Reduced contractual interest rate by 0.83%.
Payment Delay
Commercial and industrial	$206	Provided 8 months of payment deferral.
Commercial real estate	$248	Provided 7 months of payment deferral.
Residential real estate	$67	Provided 9 months of payment deferral.
Home equity	$10	Provided 4 months of payment deferral.
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
64    The PNC Financial Services Group, Inc. – Form 10-Q

After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of the period end date, of FDMs granted during the twelve months preceding September 30, 2025 and 2024.

Table 49: Delinquency Status of FDMs (a) (b)

Twelve months ended September 30, 2025 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$1,261	$3	$1	$—	$116	$1,381
Commercial real estate	662	1	—	—	223	886
Equipment lease financing	1	—	—	—	—	1
Total commercial	1,924	4	1	—	339	2,268
Consumer
Residential real estate	4	—	—	—	146	150
Home equity	4	—	—	—	31	35
Credit card	38	4	3	6	1	52
Education	4	—	—	—	—	4
Other consumer	2	—	—	—	2	4
Total consumer	52	4	3	6	180	245
Total	$1,976	$8	$4	$6	$519	$2,513

Twelve months ended September 30, 2024 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$1,213	$18	$1	$—	$248	$1,480
Commercial real estate	874	—	—	—	462	1,336
Total commercial	2,087	18	1	—	710	2,816
Consumer
Residential real estate	8	1	—	—	83	92
Home equity	5	—	—	—	27	32
Credit card	43	5	4	7	1	60
Education	4	—	—	—	—	4
Other consumer	—	—	—	—	2	2
Total consumer	60	6	4	7	113	190
Total	$2,147	$24	$5	$7	$823	$3,006
(a)Represents amortized cost basis.
(b)Loans in our Payment Delay category are reported as past due in accordance with their contractual terms. Once contractually modified, these loans are reported as past due in accordance with their restructured terms.
We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the three and nine months ended September 30, 2025 were $26 million and $179 million, respectively. Comparable amounts at September 30, 2024 were $96 million and $246 million, respectively.
The PNC Financial Services Group, Inc. – Form 10-Q 65

Table 50: Rollforward of Allowance for Credit Losses

	Three months ended September 30						Nine months ended September 30
	2025			2024			2025			2024
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,230	$1,293	$4,523	$3,243	$1,393	$4,636	$3,148	$1,338	$4,486	$3,259	$1,532	$4,791
Charge-offs	(116)	(168)	(284)	(200)	(176)	(376)	(410)	(510)	(920)	(546)	(535)	(1,081)
Recoveries	44	61	105	28	62	90	152	186	338	103	187	290
Net (charge-offs)	(72)	(107)	(179)	(172)	(114)	(286)	(258)	(324)	(582)	(443)	(348)	(791)
Provision for credit losses	23	113	136	151	84	235	282	285	567	408	178	586
Other	(3)	1	(2)	4	—	4	6	1	7	2	1	3
Ending balance	$3,178	$1,300	$4,478	$3,226	$1,363	$4,589	$3,178	$1,300	$4,478	$3,226	$1,363	$4,589
Allowance for unfunded lending related commitments (a)
Beginning balance	$616	$143	$759	$581	$136	$717	$580	$139	$719	$545	$118	$663
Provision for (recapture of) credit losses	18	(2)	16	(2)	9	7	52	2	54	34	27	61
Other	(1)	1	—	1	—	1	1	1	2	1	—	1
Ending balance	$633	$142	$775	$580	$145	$725	$633	$142	$775	$580	$145	$725
Allowance for credit losses at September 30 (b)	$3,811	$1,442	$5,253	$3,806	$1,508	$5,314	$3,811	$1,442	$5,253	$3,806	$1,508	$5,314
(a)See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
(b)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $101 million and $111 million at September 30, 2025 and 2024, respectively.
The ACL related to loans totaled $5.3 billion at September 30, 2025 and $5.2 billion at December 31, 2024. The increase in reserves was driven primarily by changes in macroeconomic scenarios.

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

66    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides our loan sale and servicing activities:
Table 51: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages
Three months ended September 30, 2025
Sales of loans and related securitization activity (a)	$868	$1,354
Repurchases of previously transferred loans (b)	$31	$—
Servicing fees (c)	$129	$45
Servicing advances recovered/(funded), net	$(1)	$52
Cash flows on mortgage-backed securities held (d)	$621	$112
Three months ended September 30, 2024
Sales of loans and related securitization activity (a)	$884	$937
Repurchases of previously transferred loans (b)	$30	$—
Servicing fees (c)	$138	$53
Servicing advances recovered/(funded), net	$9	$(20)
Cash flows on mortgage-backed securities held (d)	$969	$32
Nine months ended September 30, 2025
Sales of loans and related securitization activity (a)	$2,317	$2,941
Repurchases of previously transferred loans (b)	$95	$—
Servicing fees (c)	$388	$149
Servicing advances recovered/(funded), net	$41	$(2)
Cash flows on mortgage-backed securities held (d)	$1,813	$155
Nine months ended September 30, 2024
Sales of loans and related securitization activity (a)	$2,112	$1,604
Repurchases of previously transferred loans (b)	$71	$9
Servicing fees (c)	$415	$152
Servicing advances recovered/(funded), net	$49	$(37)
Cash flows on mortgage-backed securities held (d)	$2,789	$133
(a)Gains/losses recognized on sales of loans were insignificant for the periods presented.
(b)Represents the outstanding principal balance of repurchased loans and includes both residential and commercial mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option, as well as residential mortgage loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.
(c)Includes contractually specified servicing fees, late charges and ancillary fees.
(d)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $17.1 billion, $18.2 billion and $19.0 billion in residential mortgage-backed securities at September 30, 2025, December 31, 2024 and September 30, 2024, respectively. The carrying values of commercial mortgage-backed securities were $0.4 billion, $0.6 billion and $0.7 billion at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.
Table 52 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at September 30, 2025 and December 31, 2024.
The PNC Financial Services Group, Inc. – Form 10-Q 67

Table 52: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others (a)

In millions	Residential Mortgages	Commercial Mortgages
September 30, 2025
Total principal balance	$36,463	$53,967
Delinquent loans (b)	$275	$200
December 31, 2024
Total principal balance	$37,619	$51,274
Delinquent loans (b)	$288	$124
Three months ended September 30, 2025
Net charge-offs (c)	$1	$9
Three months ended September 30, 2024
Net charge-offs (c)	$—	$30
Nine months ended September 30, 2025
Net charge-offs (c)	$2	$18
Nine months ended September 30, 2024
Net charge-offs (c)	$1	$91
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
Table 53: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
September 30, 2025
Mortgage-backed securitizations (b)	$17,704	$17,706	(c)	$—
Tax credit investments and other	6,261	5,824	(d) (e)	2,735	(f) (g)
Total	$23,965	$23,530		$2,735
December 31, 2024
Mortgage-backed securitizations (b)	$19,187	$19,191	(c)	$—
Tax credit investments and other	5,513	5,491	(d) (e)	2,627	(f) (g)
Total	$24,700	$24,682		$2,627
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $4.1 billion of LIHTCs and $0.1 billion of NMTCs at September 30, 2025, which are included in Equity investments on our Consolidated Balance Sheet. Comparable amounts at December 31, 2024 were $3.9 billion and $0.2 billion, respectively.
(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $2.4 billion of LIHTCs and less than $0.1 billion of NMTCs at September 30, 2025, which are included in Other liabilities on our Consolidated Balance Sheet. Comparable amounts at December 31, 2024 were $2.3 billion and less than $0.1 billion, respectively.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. Within Income taxes, during the nine months ended September 30, 2025, we recognized $0.4 billion of amortization, $0.4 billion of tax credits and $0.1 billion of other tax
68    The PNC Financial Services Group, Inc. – Form 10-Q

benefits associated with qualified investments in LIHTCs and NMTCs. During the nine months ended September 30, 2024, comparable amounts were $0.4 billion, $0.4 billion, and less than $0.1 billion, respectively.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 5 Goodwill and Mortgage Servicing Rights in our 2024 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.6 billion at September 30, 2025 and $3.7 billion at December 31, 2024, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 54: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2025	2024	2025	2024
January 1	$1,085	$1,032	$2,626	$2,654
Additions:
From loans sold with servicing retained	41	23	22	18
Purchases	59	43	216	30
Changes in fair value due to:
Time and payoffs (a)	(233)	(241)	(195)	(191)
Other (b)	53	118	(47)	17
September 30	$1,005	$975	$2,622	$2,528
Related unpaid principal balance of loans serviced at September 30	$293,168	$288,696	$198,774	$199,571
Servicing advances at September 30	$655	$598	$111	$123
(a)Represents decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2025 and December 31, 2024 are shown in Tables 55 and 56. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.
The PNC Financial Services Group, Inc. – Form 10-Q 69

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 55: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30, 2025	December 31, 2024
Fair value	$1,005	$1,085
Weighted-average life (years)	3.8	3.8
Weighted-average constant prepayment rate	4.44%	4.45%
Decline in fair value from 10% adverse change	$8	$8
Decline in fair value from 20% adverse change	$16	$16
Effective discount rate	10.61%	11.18%
Decline in fair value from 10% adverse change	$31	$35
Decline in fair value from 20% adverse change	$61	$69

Table 56: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30, 2025		December 31, 2024
Fair value	$2,622		$2,626
Weighted-average life (years)	7.7		8.0
Weighted-average constant prepayment rate	6.82%		6.39%
Decline in fair value from 10% adverse change	$64		$57
Decline in fair value from 20% adverse change	$123		$111
Weighted-average option adjusted spread	740	bps	755	bps
Decline in fair value from 10% adverse change	$81		$81
Decline in fair value from 20% adverse change	$158		$157

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.1 billion and $0.2 billion for the three months ended September 30, 2025 and 2024, and $0.5 billion and $0.6 billion for the nine months ended September 30, 2025 and 2024, respectively. We also generate servicing fees from activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
NOTE 6 LEASES
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting, see Note 1 Accounting Policies and Note 6 Leases in our 2024 Form 10-K.

The following table provides details on our income from lessor arrangements:

Table 57: Lessor Income

	Three months ended September 30		Nine months ended September 30
In millions	2025	2024	2025	2024
Sales-type and direct financing leases (a)	$89	$92	$259	$264
Operating leases (b)	8	7	25	18
Lease income	$97	$99	$284	$282
(a)Included in Loans interest income on our Consolidated Income Statement.
(b)Included in Lending and deposit services noninterest income on our Consolidated Income Statement.
70    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 7 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at September 30, 2025 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 58: Borrowed Funds

In millions
Less than 1 year	$14,761
1 to 2 years	11,043
2 to 3 years	8,669
3 to 4 years	4,982
4 to 5 years	4,355
Over 5 years	18,534
Total	$62,344

The following table presents the contractual rates and maturity dates of our FHLB advances, senior debt and subordinated debt as of September 30, 2025, and the carrying values as of September 30, 2025 and December 31, 2024.
Table 59: FHLB Advances, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	September 30, 2025	September 30, 2025	September 30, 2025	December 31, 2024
Parent Company
Senior debt	1.15% - 6.88%	2026 - 2036	$32,711	$27,369
Subordinated debt	4.63%	2033	810	777
Junior subordinated debt	5.00%	2028	206	206
Total Parent Company			33,727	28,352
Bank
Federal Home Loan Bank advances (a)	4.05% - 4.72%	2025 - 2028	16,100	22,000
Senior debt	3.10% - 4.86%	2027 - 2043	5,984	5,128
Subordinated debt	2.70% - 5.90%	2025 - 2029	2,496	3,121
Total Bank			24,580	30,249
Total			$58,307	$58,601
(a)FHLB advances are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 59, the carrying values for parent company senior and subordinated debt include basis adjustments of $100 million and $(38) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(33) million and $(71) million, respectively, related to fair value accounting hedges as of September 30, 2025.
Certain borrowings are reported at fair value. Refer to Note 11 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures, refer to Note 9 Borrowed Funds in our 2024 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 71

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of September 30, 2025 and December 31, 2024, respectively.
Table 60: Commitments to Extend Credit and Other Commitments

In millions	September 30, 2025	December 31, 2024
Commitments to extend credit
Commercial	$223,730	$209,864
Home equity	23,861	24,086
Credit card	38,911	36,447
Other	7,800	7,388
Total commitments to extend credit	294,302	277,785
Net outstanding standby letters of credit (a)	11,417	11,251
Standby bond purchase agreements (b)	1,277	1,095
Other commitments (c)	6,904	4,969
Total commitments to extend credit and other commitments	$313,900	$295,100
(a)Net outstanding standby letters of credit that support remarketing programs were $3.5 billion and $3.7 billion at September 30, 2025 and December 31, 2024, respectively.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.8 billion and $2.2 billion related to investments in qualified affordable housing projects at September 30, 2025 and December 31, 2024, respectively.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass at September 30, 2025, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2025 had terms ranging from less than one year to 11 years.

As of September 30, 2025, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at September 30, 2025 and is included in Other liabilities on our Consolidated Balance Sheet.

72    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and nine months ended September 30, 2025 and 2024 is as follows:
Table 61: Rollforward of Total Equity

			Shareholders’ Equity
In millions	Shares Outstanding Common Stock		Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Equity
Three months ended
Balance at June 30, 2024 (a)	398		$2,716	$6,245	$12,853	$57,652	$(7,446)	$(19,378)		$39	$52,681
Net income	—		—	—	—	1,490	—	—		15	1,505
Other comprehensive income, net of tax	—		—	—	—	—	2,356	—		—	2,356
Cash dividends declared - Common	—		—	—	—	(646)	—	—		—	(646)
Cash dividends declared - Preferred	—		—	—	—	(82)	—	—		—	(82)
Preferred stock discount accretion	—		—	2	—	(2)	—	—		—	—
Treasury stock activity	(1)		—	—	7	—	—	(121)		—	(114)
Other	—		—	—	43	—	—	—		(14)	29
Balance at September 30, 2024 (a)	397		$2,716	$6,247	$12,903	$58,412	$(5,090)	$(19,499)		$40	$55,729
Balance at June 30, 2025 (a)	394		$2,717	$5,753	$13,056	$60,951	$(4,682)	$(20,188)		$48	$57,655
Net income	—		—	—	—	1,808	—	—		14	1,822
Other comprehensive income, net of tax	—		—	—	—	—	605	—		—	605
Cash dividends declared - Common	—		—	—	—	(678)	—	—		—	(678)
Cash dividends declared - Preferred	—		—	—	—	(71)	—	—		—	(71)
Preferred stock discount accretion	—		—	2	—	(2)	—	—		—	—
Treasury stock activity	(2)		—	—	6	—	—	(329)		—	(323)
Other	—		—	—	42	—	—	—		(14)	28
Balance at September 30, 2025 (a)	392		$2,717	$5,755	$13,104	$62,008	$(4,077)	$(20,517)		$48	$59,038
Nine months ended
Balance at December 31, 2023 (a)	398		$2,716	$6,241	$12,779	$56,290	$(7,712)	$(19,209)		$36	$51,141
Net income	—		—	—	—	4,279	—	—		47	4,326
Other comprehensive income, net of tax	—		—	—	—	—	2,622	—		—	2,622
Cash dividends declared - Common	—		—	—	—	(1,893)	—	—		—	(1,893)
Cash dividends declared - Preferred	—		—	—	—	(258)	—	—		—	(258)
Preferred stock discount accretion	—		—	6	—	(6)	—	—		—	—
Common stock activity	—		—	—	16	—	—	—		—	16
Treasury stock activity	(1)		—	—	84	—	—	(290)		—	(206)
Other	—		—	—	24	—	—	—		(43)	(19)
Balance at September 30, 2024 (a)	397		$2,716	$6,247	$12,903	$58,412	$(5,090)	$(19,499)		$40	$55,729
Balance at December 31, 2024 (a)	396		$2,717	$5,749	$12,961	$59,282	$(6,565)	$(19,719)		$44	$54,469
Net income	—		—	—	—	4,916	—	—		48	4,964
Other comprehensive income, net of tax	—		—	—	—	—	2,488	—		—	2,488
Cash dividends declared - Common	—		—	—	—	(1,959)	—	—		—	(1,959)
Cash dividends declared - Preferred	—		—	—	—	(225)	—	—		—	(225)
Preferred stock discount accretion	—		—	6	—	(6)	—	—		—	—
Common stock activity	—		—	—	18	—	—	—		—	18
Treasury stock activity	(4)		—	—	113	—	—	(798)		—	(685)
Other	—		—	—	12	—	—	—		(44)	(32)
Balance at September 30, 2025 (a)	392	$—	$2,717	$5,755	$13,104	$62,008	$(4,077)	$(20,517)	$—	$48	$59,038
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.

The PNC Financial Services Group, Inc. – Form 10-Q 73

Details of other comprehensive income (loss) are as follows:

Table 62: Other Comprehensive Income (Loss)

	Three months ended September 30						Nine months ended September 30
	2025			2024			2025			2024
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains on securities	$495	$(120)	$375	$1,397	$(336)	$1,061	$1,325	$(322)	$1,003	$786	$(189)	$597
Less: Net realized (losses) reclassified to earnings (a)	(172)	42	(130)	(224)	53	(171)	(534)	130	(404)	(1,131)	271	(860)
Net change	667	(162)	505	1,621	(389)	1,232	1,859	(452)	1,407	1,917	(460)	1,457
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(6)	1	(5)	1,162	(279)	883	924	(225)	699	461	(111)	350
Less: Net realized (losses) reclassified to earnings (a)	(142)	35	(107)	(313)	75	(238)	(522)	127	(395)	(1,072)	257	(815)
Net change	136	(34)	102	1,475	(354)	1,121	1,446	(352)	1,094	1,533	(368)	1,165
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	1	—	1	—	—	—	(20)	5	(15)	(1)	—	(1)
Net change	1	—	1	—	—	—	(20)	5	(15)	(1)	—	(1)
Other
Net unrealized gains (losses) on other transactions	(2)	(1)	(3)	(1)	4	3	(5)	7	2	(3)	4	1
Net change	(2)	(1)	(3)	(1)	4	3	(5)	7	2	(3)	4	1
Total other comprehensive income	$802	$(197)	$605	$3,095	$(739)	$2,356	$3,280	$(792)	$2,488	$3,446	$(824)	$2,622
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period service costs (credits), which are recorded in Noninterest expense on the Consolidated Income Statement.

Table 63: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at June 30, 2024	$(5,605)	$(1,669)	$(126)	$(46)	$(7,446)
Net activity	1,232	1,121	—	3	2,356
Balance at September 30, 2024 (a)	$(4,373)	$(548)	$(126)	$(43)	$(5,090)
Balance at June 30, 2025	$(4,197)	$(322)	$(125)	$(38)	$(4,682)
Net activity	505	102	1	(3)	605
Balance at September 30, 2025 (a)	$(3,692)	$(220)	$(124)	$(41)	$(4,077)
Nine months ended
Balance at December 31, 2023	$(5,830)	$(1,713)	$(125)	$(44)	$(7,712)
Net activity	1,457	1,165	(1)	1	2,622
Balance at September 30, 2024 (a)	$(4,373)	$(548)	$(126)	$(43)	$(5,090)
Balance at December 31, 2024	$(5,099)	$(1,314)	$(109)	$(43)	$(6,565)
Net activity	1,407	1,094	(15)	2	2,488
Balance at September 30, 2025 (a)	$(3,692)	$(220)	$(124)	$(41)	$(4,077)
(a)AOCI included pre-tax losses of $255 million and $280 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity at September 30, 2025 and September 30, 2024, respectively.
74    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides the dividends per share for PNC’s common and preferred stock:

Table 64: Dividends Per Share (a)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Common Stock	$1.70	$1.60	$4.90	$4.70
Preferred Stock
Series B	$0.45	$0.45	$1.35	$1.35
Series R	$—	$2,209	$—	$6,612
Series S	$—	$—	$2,500	$2,500
Series T	$850	$850	$2,550	$2,550
Series U	$1,500	$1,500	$4,500	$4,500
Series V	$1,550	$1,550	$4,650	$4,650
Series W	$1,563	$1,563	$4,688	$4,688
(a)     Dividends are payable quarterly, other than Series S preferred stock, which is payable semiannually.

On October 2, 2025, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.70 per share, to be paid on November 5, 2025 to shareholders of record at the close of business October 14, 2025.

NOTE 10 EARNINGS PER SHARE

Table 65: Basic and Diluted Earnings Per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2025	2024	2025	2024
Basic
Net income	$1,822	$1,505	$4,964	$4,326
Less:
Net income attributable to noncontrolling interests	14	15	48	47
Preferred stock dividends	71	82	225	258
Preferred stock discount accretion and redemptions	2	2	6	6
Net income attributable to common shareholders	1,735	1,406	4,685	4,015
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	12	10	31	24
Net income attributable to basic common shareholders	$1,723	$1,396	$4,654	$3,991
Basic weighted-average common shares outstanding	396	399	397	400
Basic earnings per common share (a)	$4.36	$3.50	$11.73	$9.99
Diluted
Net income attributable to diluted common shareholders	$1,723	$1,396	$4,654	$3,991
Basic weighted-average common shares outstanding	396	399	397	400
Dilutive potential common shares	—	1	—	—
Diluted weighted-average common shares outstanding	396	400	397	400
Diluted earnings per common share (a)	$4.35	$3.49	$11.72	$9.98
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

The PNC Financial Services Group, Inc. – Form 10-Q 75

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

76    The PNC Financial Services Group, Inc. – Form 10-Q

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 14 Fair Value in our 2024 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 66: Fair Value Measurements – Recurring Basis Summary

	September 30, 2025				December 31, 2024
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale	$—	$570	$122	$692	$—	$560	$68	$628
Commercial mortgage loans held for sale	—	255	—	255	—	199	4	203
Securities available-for-sale
U.S. Treasury and government agencies	26,700	999	—	27,699	22,534	1,017	—	23,551
Residential mortgage-backed
Agency	—	31,787	—	31,787	—	30,626	—	30,626
Non-agency	—	—	560	560	—	—	603	603
Commercial mortgage-backed
Agency	—	3,380	—	3,380	—	1,945	—	1,945
Non-agency	—	211	79	290	—	588	103	691
Asset-backed	—	2,355	88	2,443	—	2,299	93	2,392
Other	—	2,084	54	2,138	—	2,177	54	2,231
Total securities available-for-sale	26,700	40,816	781	68,297	22,534	38,652	853	62,039
Loans	—	477	640	1,117	—	486	670	1,156
Equity investments (a)	715	—	2,237	3,177	825	—	2,111	3,132
Residential mortgage servicing rights	—	—	2,622	2,622	—	—	2,626	2,626
Commercial mortgage servicing rights	—	—	1,005	1,005	—	—	1,085	1,085
Trading securities (b)	2,829	3,262	—	6,091	987	1,787	—	2,774
Financial derivatives (b) (c)	9	2,811	9	2,829	3	3,004	4	3,011
Other assets	497	193	14	704	449	133	10	592
Total assets (d)	$30,750	$48,384	$7,430	$86,789	$24,798	$44,821	$7,431	$77,246
Liabilities
Interest-bearing deposits	$—	$7,318	$—	$7,318	$—	$—	$—	$—
Other borrowed funds	2,163	204	10	2,377	1,161	128	10	1,299
Financial derivatives (c) (e)	4	3,679	108	3,791	11	5,334	150	5,495
Other liabilities	—	28	150	178	—	28	177	205
Total liabilities (f)	$2,167	$11,229	$268	$13,664	$1,172	$5,490	$337	$6,999
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at September 30, 2025 and December 31, 2024 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 15% and 14% at September 30, 2025 and December 31, 2024, respectively. Level 3 assets as a percentage of total assets at fair value was 9% and 10% at September 30, 2025 and December 31, 2024, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both September 30, 2025 and December 31, 2024.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 3% and 1% at September 30, 2025 and December 31, 2024, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 2% and 5% at September 30, 2025 and December 31, 2024, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both September 30, 2025 and December 31, 2024.
The PNC Financial Services Group, Inc. – Form 10-Q 77

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2025 and 2024 are as follows:

Table 67: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended September 30, 2025

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2025 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2025	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2025
Assets
Residential mortgage loans held for sale	$130	$—		$—	$4	$(1)	$—	$(7)	$1	$(5)	(d)	$122	$—
Commercial mortgage loans held for sale	1	—		—	—	—	—	(1)	—	—		—	—
Securities available-for-sale
Residential mortgage- backed non-agency	581	2		(1)	—	—	—	(22)	—	—		560	—
Commercial mortgage- backed non-agency	79	—		—	—	—	—	—	—	—		79	—
Asset-backed	90	—		1	—	—	—	(3)	—	—		88	—
Other	55	—		(1)	3	—	—	(3)	—	—		54	—
Total securities available-for-sale	805	2		(1)	3	—	—	(28)	—	—		781	—
Loans	651	4		—	5	(2)	—	(17)	5	(6)	(d)	640	4
Equity investments	2,232	34		—	54	(83)	—	—	—	—		2,237	33
Residential mortgage servicing rights	2,457	10		—	215	—	8	(68)	—	—		2,622	10
Commercial mortgage servicing rights	1,010	42		—	14	—	17	(78)	—	—		1,005	42
Financial derivatives	9	11		—	—	—	—	(11)	—	—		9	12
Other assets	13	—		—	1	—	—	—	—	—		14	—
Total assets	$7,308	$103		$(1)	$296	$(86)	$25	$(210)	$6	$(11)		$7,430	$101
Liabilities
Other borrowed funds	$11	$—		$—	$—	$—	$3	$(4)	$—	$—		$10	$—
Financial derivatives	109	26		—	—	1	—	(28)	—	—		108	34
Other liabilities	118	16		—	—	—	215	(210)	11	—		150	17
Total liabilities	$238	$42		$—	$—	$1	$218	$(242)	$11	$—		$268	$51
Net gains (losses)		$61	(e)										$50	(f)

78    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended September 30, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2024	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2024
Assets
Residential mortgage loans held for sale	$95	$1		$—	$2	$(26)	$—	$(2)	$1	$(1)	(d)	$70	$2
Commercial mortgage loans held for sale	4	1		—	—	—	—	(1)	—	—		4	—
Securities available-for-sale
Residential mortgage- backed non-agency	624	4		21	—	—	—	(21)	—	—		628	—
Commercial mortgage- backed non-agency	103	—		—	—	—	—	—	—	—		103	—
Asset-backed	96	1		3	—	—	—	(4)	—	—		96	—
Other	54	(1)		—	1	—	—	—	—	—		54	—
Total securities available-for-sale	877	4		24	1	—	—	(25)	—	—		881	—
Loans	701	4		—	4	—	—	(21)	—	(4)	(d)	684	5
Equity investments	2,030	27		—	85	(79)	—	—	—	—		2,063	16
Residential mortgage servicing rights	2,657	(71)		—	1	—	6	(65)	—	—		2,528	(71)
Commercial mortgage servicing rights	1,082	(54)		—	19	—	12	(84)	—	—		975	(54)
Financial derivatives	12	8		—	2	—	—	(10)	—	—		12	12
Other assets	8	—		—	—	—	—	—	—	—		8
Total assets	$7,466	$(80)		$24	$114	$(105)	$18	$(208)	$1	$(5)		$7,225	$(90)
Liabilities
Other borrowed funds	$9	$—		$—	$—	$—	$2	$(3)	$—	$—		$8	$—
Financial derivatives	183	128		—	—	2	—	(32)	—	—		281	129
Other liabilities	194	10		—	—	—	1	(29)	—	—		176	3
Total liabilities	$386	$138		$—	$—	$2	$3	$(64)	$—	$—		$465	$132
Net gains (losses)		$(218)	(e)										$(222)	(f)

The PNC Financial Services Group, Inc. – Form 10-Q 79

(Continued from previous page)

Nine Months Ended September 30, 2025

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2025 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2024	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2025
Assets
Residential mortgage loans held for sale	$68	$1		$—	$77	$(2)	$—	$(13)	$6	$(15)	(d)	$122	$1
Commercial mortgage loans held for sale	4	—		—	—	—	—	(4)	—	—		—	—
Securities available-for-sale
Residential mortgage- backed non-agency	603	7		8	—	—	—	(58)	—	—		560	—
Commercial mortgage- backed non-agency	103	(3)		1	—	—	—	(22)	—	—		79	(3)
Asset-backed	93	1		2	—	—	—	(8)	—	—		88	—
Other	54	1		—	6	—	—	(7)	—	—		54	—
Total securities available-for-sale	853	6		11	6	—	—	(95)	—	—		781	(3)
Loans	670	9		—	22	(3)	—	(55)	12	(15)	(d)	640	9
Equity investments	2,111	89		—	270	(233)	—	—	—	—		2,237	62
Residential mortgage servicing rights	2,626	(47)		—	216	—	22	(195)	—	—		2,622	(47)
Commercial mortgage servicing rights	1,085	53		—	59	—	41	(233)	—	—		1,005	53
Financial derivatives	4	30		—	1	—	—	(26)	—	—		9	32
Other assets	10	—		2	3	(1)	—	—	—	—		14	—
Total assets	$7,431	$141		$13	$654	$(239)	$63	$(621)	$18	$(30)		$7,430	$107
Liabilities
Other borrowed funds	$10	$—		$—	$—	$—	$13	$(13)	$—	$—		$10	$—
Financial derivatives	150	67		—	—	4	—	(113)	—	—		108	70
Other liabilities	177	32		—	—	—	215	(285)	11	—		150	28
Total liabilities	$337	$99		$—	$—	$4	$228	$(411)	$11	$—		$268	$98
Net gains (losses)		$42	(e)										$9	(f)

80    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Nine Months Ended September 30, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2024
Assets
Residential mortgage loans held for sale	$103	$—		$—	$16	$(37)	$—	$(6)	$4	$(10)	(d)	$70	$—
Commercial mortgage loans held for sale	11	1		—	—	—	—	(8)	—	—		4	—
Securities available-for-sale
Residential mortgage- backed non-agency	696	10		10	—	—	—	(88)	—	—		628	—
Commercial mortgage- backed non-agency	103	—		—	—	—	—	—	—	—		103	—
Asset-backed	102	1		2	—	—	—	(9)	—	—		96	—
Other	55	(3)		1	4	—	—	(3)	—	—		54	(2)
Total securities available-for-sale	956	8		13	4	—	—	(100)	—	—		881	(2)
Loans	726	12		—	16	(2)	—	(59)	—	(9)	(d)	684	12
Equity investments	1,952	53		—	221	(163)	—	—	—	—		2,063	35
Residential mortgage servicing rights	2,654	17		—	30	—	18	(191)	—	—		2,528	17
Commercial mortgage servicing rights	1,032	118		—	43	—	23	(241)	—	—		975	118
Financial derivatives	6	26		—	4	—	—	(24)	—	—		12	30
Other assets	8	—		—	—	—	—	—	—	—		8	—
Total assets	$7,448	$235		$13	$334	$(202)	$41	$(629)	$4	$(19)		$7,225	$210
Liabilities
Other borrowed funds	$9	$—		$—	$—	$—	$9	$(10)	$—	$—		$8	$—
Financial derivatives	152	246		—	—	4	—	(121)	—	—		281	252
Other liabilities	237	(4)		—	—	—	29	(86)	—	—		176	11
Total liabilities	$398	$242		$—	$—	$4	$38	$(217)	$—	$—		$465	$263
Net gains (losses)		$(7)	(e)										$(53)	(f)
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

The PNC Financial Services Group, Inc. – Form 10-Q 81

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 68: Fair Value Measurements – Recurring Quantitative Information

September 30, 2025

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Residential mortgage loans held for sale	$122	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (37.7%)
			Loss severity	0.0% - 100.0% (5.2%)
			Discount rate	5.5% - 9.0% (5.9%)
Residential mortgage-backed non-agency securities	560	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (3.7%)
			Constant default rate	0.0% - 12.0% (1.8%)
			Loss severity	15.0% - 100.0% (42.5%)
			Spread over the benchmark curve (c)	187bps weighted-average
Asset-backed securities	88	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 8.0% (4.2%)
			Constant default rate	0.0% - 7.4% (1.6%)
			Loss severity	35.0% - 100.0% (43.1%)
			Spread over the benchmark curve (c)	170bps weighted-average
Loans - Residential real estate - Uninsured	485	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (51.6%)
			Loss severity	0.0% - 100.0% (4.8%)
			Discount rate	5.5% - 7.5% (5.7%)
Loans - Residential real estate	71	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	6.7% weighted-average
Loans - Home equity - First-lien	13	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (50.6%)
			Loss severity	0.0% - 100.0% (11.7%)
			Discount rate	5.5% - 7.5% (6.0%)
Loans - Home equity - Second-lien	71	Consensus pricing (b)	Credit and liquidity discount	0.0% - 100.0% (39.8%)
Equity investments	2,237	Multiple of adjusted earnings	Multiple of earnings	5.5x - 24.0x (10.5x)
Residential mortgage servicing rights	2,622	Discounted cash flow	Constant prepayment rate	0.0% - 46.5% (6.8%)
			Spread over the benchmark curve (c)	335bps - 2,871bps (740bps)
Commercial mortgage servicing rights	1,005	Discounted cash flow	Constant prepayment rate	4.3% - 7.4% (4.4%)
			Discount rate	8.7% - 10.9% (10.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(103)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.52 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q1 2026
Insignificant Level 3 assets, net of liabilities (d)	(9)
Total Level 3 assets, net of liabilities (e)	$7,162

82    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

December 31, 2024

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$4	Discounted cash flow	Spread over the benchmark curve (c)	560bps - 1,075bps (970bps)
Residential mortgage-backed non-agency securities	603	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (4.2%)
			Constant default rate	0.0% - 12.0% (1.9%)
			Loss severity	15.0% - 69.0% (42.4%)
			Spread over the benchmark curve (c)	216bps weighted-average
Asset-backed securities	93	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 8.0% (3.8%)
			Constant default rate	0.0% - 7.1% (1.5%)
			Loss severity	35.0% - 100.0% (45.3%)
			Spread over the benchmark curve (c)	170bps weighted-average
Loans - Residential real estate - Uninsured	504	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (52.5%)
			Loss severity	0.0% - 100.0% (5.0%)
			Discount rate	5.5% - 7.5% (5.7%)
Loans - Residential real estate	73	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.2% weighted-average
Loans - Home equity - First-lien	14	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (51.6%)
			Loss severity	0.0% - 100.0% (12.3%)
			Discount rate	5.5% - 7.5% (6.1%)
Loans - Home equity - Second-lien	79	Consensus pricing (b)	Credit and liquidity discount	0.3% - 100.0% (41.2%)
Equity investments	2,111	Multiple of adjusted earnings	Multiple of earnings	5.5x - 26.7x (10.5x)
Residential mortgage servicing rights	2,626	Discounted cash flow	Constant prepayment rate	0.0% - 40.3% (6.4%)
			Spread over the benchmark curve (c)	381bps - 2,202bps (755bps)
Commercial mortgage servicing rights	1,085	Discounted cash flow	Constant prepayment rate	4.3% - 7.4% (4.4%)
			Discount rate	9.6% - 11.5% (11.2%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(143)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.54 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q1 2026
Insignificant Level 3 assets, net of liabilities (d)	45
Total Level 3 assets, net of liabilities (e)	$7,094
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
(d)Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes financial derivative assets and liabilities, trading securities, other securities, other assets, other borrowed funds and other liabilities. At December 31, 2024, the amount also includes residential mortgage loans held for sale.
(e)Consisted of total Level 3 assets of $7.4 billion and total Level 3 liabilities of $0.3 billion as of September 30, 2025 and December 31, 2024.

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

The PNC Financial Services Group, Inc. – Form 10-Q 83

Assets measured at fair value on a nonrecurring basis follow:

Table 69: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2025	December 31 2024	September 30 2025	September 30 2024	September 30 2025	September 30 2024
Assets
Nonaccrual loans	$523	$629	$(66)	$(180)	$(142)	$(333)
Equity investments	74	198	—	1	(1)	(1)
Loans held for sale	—	—	(2)	—	(2)	—
OREO, foreclosed and other assets	47	8	(14)	—	(14)	(1)
Long-lived assets	5	18	(1)	(1)	(3)	(7)
Total assets	$649	$853	$(83)	$(180)	$(162)	$(342)
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

We have excluded accrued interest from the fair value amounts reported in Table 70. We have excluded interest income and interest expense from the changes in fair value reported in Table 71.

84    The PNC Financial Services Group, Inc. – Form 10-Q

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 70: Fair Value Option – Fair Value and Principal Balances

	September 30, 2025			December 31, 2024
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$668	$663	$5	$588	$588	$—
Accruing loans 90 days or more past due	11	11	—	11	11	—
Nonaccrual loans	13	14	(1)	29	36	(7)
Total	$692	$688	$4	$628	$635	$(7)
Commercial mortgage loans held for sale (a) (b)
Accruing loans less than 90 days past due	$255	$253	$2	$203	$200	$3
Loans
Accruing loans less than 90 days past due	$741	$823	$(82)	$494	$505	$(11)
Accruing loans 90 days or more past due	123	136	(13)	126	137	(11)
Nonaccrual loans	253	348	(95)	536	718	(182)
Total	$1,117	$1,307	$(190)	$1,156	$1,360	$(204)
Other assets	$193	$189	$4	$133	$142	$(9)
Liabilities
Interest-bearing deposits	$7,318	$7,316	$2	$—	$—	$—
Other borrowed funds	$30	$31	$(1)	$34	$35	$(1)
Other liabilities with contractual unpaid principal balance	$28	$31	$(3)	$28	$32	$(4)
Other liabilities without contractual unpaid principal balance	$121	$—	$121	$106	$—	$106
(a)There were no accruing loans 90 days or more past due within this category at September 30, 2025 or December 31, 2024.
(b)There were no nonaccrual loans within this category at September 30, 2025 or December 31, 2024.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 71: Fair Value Option – Changes in Fair Value Included in Earnings (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
In millions	2025	2024	2025	2024
Assets
Residential mortgage loans held for sale	$10	$18	$(2)	$32
Commercial mortgage loans held for sale	$5	$3	$34	$12
Loans	$6	$6	$14	$18
Other assets	$9	$17	$7	$20
Liabilities
Interest-bearing deposits	$(3)	$—	$(2)	$—
Other liabilities	$(17)	$(3)	$(28)	$(12)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

The PNC Financial Services Group, Inc. – Form 10-Q 85

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of September 30, 2025 and December 31, 2024. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 72, see Note 14 Fair Value in our 2024 Form 10-K.

Table 72: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
September 30, 2025
Assets
Cash and due from banks	$5,553	$5,553	$5,553	$—	$—
Interest-earning deposits with banks	33,318	33,318	32,733	585	—
Securities held-to-maturity	73,230	70,678	19,407	51,124	147
Net loans (excludes leases)	314,207	310,146	—	—	310,146
Other assets	6,559	6,559	—	6,559	—
Total assets	$432,867	$426,254	$57,693	$58,268	$310,293
Liabilities
Time deposits	$30,929	$31,163	$—	$31,163	$—
Borrowed funds	59,905	60,986	—	60,348	638
Unfunded lending related commitments	775	775	—	—	775
Other liabilities	1,234	1,234	—	1,234	—
Total liabilities	$92,843	$94,158	$—	$92,745	$1,413
December 31, 2024
Assets
Cash and due from banks	$6,904	$6,904	$6,904	$—	$—
Interest-earning deposits with banks	39,347	39,347	38,993	354	—
Securities held-to-maturity	77,698	73,058	23,992	48,914	152
Net loans (excludes leases)	304,129	298,241	—	—	298,241
Other assets	5,722	5,722	—	5,713	9
Total assets	$433,800	$423,272	$69,889	$54,981	$298,402
Liabilities
Time deposits	$34,339	$34,383	$—	$34,383	$—
Borrowed funds	60,302	61,260	—	60,350	910
Unfunded lending related commitments	719	719	—	—	719
Other liabilities	1,058	1,058	—	1,058	—
Total liabilities	$96,418	$97,420	$—	$95,791	$1,629

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
86    The PNC Financial Services Group, Inc. – Form 10-Q

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

For more information regarding derivatives, see Note 1 Accounting Policies and Note 15 Financial Derivatives in our 2024 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 87

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 73: Total Gross Derivatives (a)

	September 30, 2025			December 31, 2024
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives designated for hedging
Interest rate contracts:
Fair value hedges (d)	$61,253	$—	$—	$53,750	$—	$—
Cash flow hedges (d)	55,658	14	—	50,721	—	2
Cash flow hedges - other (e)	—	—	—	25,000	149	168
Foreign exchange contracts:
Net investment hedges	1,244	—	82	1,269	14	—
Total derivatives designated for hedging	$118,155	$14	$82	$130,740	$163	$170
Derivatives not designated for hedging
Derivatives used for mortgage banking activities (f):
Interest rate contracts:
Swaps	$48,423	$—	$—	$35,941	$—	$—
Futures (g)	11,179	—	—	9,962	—	—
Mortgage-backed commitments	6,573	68	59	4,815	73	66
Other	12,296	36	20	13,098	19	13
Total interest rate contracts	78,471	104	79	63,816	92	79
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	420,990	1,542	2,450	406,747	1,544	4,130
Futures (g)	40	—	—	113	—	—
Mortgage-backed commitments	7,520	10	8	3,275	21	7
Other	37,351	75	63	32,280	123	100
Total interest rate contracts	465,901	1,627	2,521	442,415	1,688	4,237
Commodity contracts:
Swaps	5,301	283	257	6,725	313	288
Other	8,866	277	277	8,496	208	208
Total commodity contracts	14,167	560	534	15,221	521	496
Foreign exchange contracts and other	37,997	479	406	38,729	403	364
Total derivatives for customer-related activities	518,065	2,666	3,461	496,365	2,612	5,097
Derivatives used for other risk management activities:
Foreign exchange contracts and other	24,549	45	169	11,031	144	149
Total derivatives not designated for hedging	$621,085	$2,815	$3,709	$571,212	$2,848	$5,325
Total gross derivatives	$739,240	$2,829	$3,791	$701,952	$3,011	$5,495
Less: Impact of legally enforceable master netting agreements		1,307	1,307		1,298	1,298
Less: Cash collateral received/paid		485	752		897	1,029
Total derivatives		$1,037	$1,732		$816	$3,168
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

88    The PNC Financial Services Group, Inc. – Form 10-Q

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

In the 12 months that follow September 30, 2025, we expect to reclassify net derivative losses of $111 million pre-tax, or $85 million after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2025. As of September 30, 2025, the maximum length of time over which forecasted transactions are hedged is seven years.
The PNC Financial Services Group, Inc. – Form 10-Q 89

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 74: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended September 30, 2025
Total amounts reported on the Consolidated Income Statement	$4,751	$1,211	$899	$198
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$25	$(139)	$—
Derivatives	$—	$(23)	$139	$—
Amounts related to interest settlements on derivatives	$—	$30	$(106)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(133)	$(9)	$—	$—
Other amounts related to interest settlements on derivatives	$(4)	$—	$—	$—
For the three months ended September 30, 2024
Total amounts reported on the Consolidated Income Statement	$4,954	$1,097	$1,182	$69
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$529	$(1,089)	$—
Derivatives	$—	$(521)	$1,079	$—
Amounts related to interest settlements on derivatives	$—	$46	$(195)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(304)	$(9)	$—	$—
Other amounts related to interest settlements on derivatives	$5	$—	$—	$—
For the nine months ended September 30, 2025
Total amounts reported on the Consolidated Income Statement	$13,832	$3,486	$2,615	$547
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$536	$(1,015)	$—
Derivatives	$—	$(532)	$1,020	$—
Amounts related to interest settlements on derivatives	$—	$79	$(301)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(499)	$(25)	$—	$2
Other amounts related to interest settlements on derivatives	$(2)	$—	$—	$—
For the nine months ended September 30, 2024
Total amounts reported on the Consolidated Income Statement	$14,615	$2,981	$3,523	$536
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$637	$(654)	$—
Derivatives	$—	$(632)	$632	$—
Amounts related to interest settlements on derivatives	$—	$85	$(560)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(1,020)	$(24)	$—	$(28)
Other amounts related to interest settlements on derivatives	$47	$—	$—	$—
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

90    The PNC Financial Services Group, Inc. – Form 10-Q

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 75: Hedged Items - Fair Value Hedges

	September 30, 2025		December 31, 2024
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available-for-sale (b)	$22,876	$233	$18,716	$(305)
Borrowed funds	$40,469	$(42)	$35,139	$(1,057)
(a)Includes an insignificant amount of fair value hedge adjustments related to discontinued available-for-sale securities and borrowed funds hedge relationships at both September 30, 2025 and December 31, 2024.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $28 million for the three months ended September 30, 2025 compared to $(68) million for the three months ended September 30, 2024 and $(96) million for the nine months ended September 30, 2025 compared to $(59) million for the same period in 2024.

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

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 76: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended September 30		Nine months ended September 30
In millions	2025	2024	2025	2024
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$14	$203	$133	$35
Derivatives used for customer-related activities:
Interest rate contracts	12	(21)	(3)	(58)
Foreign exchange contracts and other	47	77	224	152
Gains from customer-related activities (b)	59	56	221	94
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	61	(301)	(500)	(269)
Total gains (losses) from derivatives not designated as hedging instruments	$134	$(42)	$(146)	$(140)
(a)Included in Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
(b)Included in Capital markets and advisory and Other noninterest income on our Consolidated Income Statement.
(c)Included in Capital markets and advisory and Other noninterest income and Deposits interest expense on our Consolidated Income Statement.

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

The PNC Financial Services Group, Inc. – Form 10-Q 91

Table 77 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at September 30, 2025 and December 31, 2024. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

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

Table 77: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
September 30, 2025
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$30	$—	$—	$30		$—	$30
Over-the-counter	1,715	785	349	581		77	504
Commodity contracts	560	388	88	84		1	83
Foreign exchange and other contracts	524	134	48	342		1	341
Total derivative assets	$2,829	$1,307	$485	$1,037	(a)	$79	$958
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$14	$—	$—	$14		$—	$14
Over-the-counter	2,586	670	632	1,284		30	1,254
Commodity contracts	534	373	4	157		—	157
Foreign exchange and other contracts	657	264	116	277		—	277
Total derivative liabilities	$3,791	$1,307	$752	$1,732	(b)	$30	$1,702
December 31, 2024
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$35	$—	$—	$35		$—	$35
Over-the-counter	1,894	843	629	422		38	384
Commodity contracts	521	296	85	140		5	135
Foreign exchange and other contracts	561	159	183	219		2	217
Total derivative assets	$3,011	$1,298	$897	$816	(a)	$45	$771
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$17	$—	$—	$17		$—	$17
Over-the-counter	4,469	732	1,019	2,718		57	2,661
Commodity contracts	496	393	2	101		—	101
Foreign exchange and other contracts	513	173	8	332		—	332
Total derivative liabilities	$5,495	$1,298	$1,029	$3,168	(b)	$57	$3,111
(a)Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(b)Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

92    The PNC Financial Services Group, Inc. – Form 10-Q

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits and monitoring procedures.

At September 30, 2025, cash and debt securities (primarily agency mortgage-backed securities) totaling $1.7 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $1.7 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2025 and December 31, 2024:
Table 78: Credit-Risk Contingent Features

In billions	September 30, 2025	December 31, 2024
Net derivative liabilities with credit-risk contingent features	$2.4	$3.9
Less: Collateral posted	0.9	1.1
Maximum additional amount of collateral exposure	$1.5	$2.8
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 20 Legal Proceedings in our 2024 Form 10-K and in Note 13 Legal Proceedings in our second quarter 2025 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2025, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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
The PNC Financial Services Group, Inc. – Form 10-Q 93

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

Interchange Litigation
In two of the opt-out cases in the Southern District of New York, Target Corporation et al., v. Visa Inc., et al., No. 13 Civ. 3477 (AKH) and 7-Eleven Inc. et al., v. Visa Inc. et al., No. 13 Civ. 4443 (AKH), trial previously scheduled for certain of the named plaintiffs for October 2025 was moved to April 2026. PNC is not named as a defendant in the cases.

USAA Patent Infringement Litigation
On June 12, 2025, the U.S. Court of Appeals for the Federal Circuit reversed the United States District Court for the Eastern District of Texas and set aside the approximately $218 million verdict against PNC in the consolidated cases United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319) and United Services Automobile Association vs. PNC Bank N.A. (Case No. 2:21-cv-110). In addition, the U.S. Court of Appeals for the Federal Circuit reversed the United States District Court for the Eastern District of Texas and set aside the $4.3 million verdict against PNC in the consolidated cases United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246) and United Services Automobile Association v. PNC Bank N.A. (Case No. 2:22-cv-193). In both instances, USAA sought rehearing of the Federal Circuit’s decision. On September 16, 2025, USAA’s rehearing requests were denied, and on September 23, 2025, the Federal Circuit’s mandates were issued to the District Court.

In the consolidated cases United Services Automobile Association v. PNC Bank, N.A. (Case No. 23-2124) and United Services Automobile Association v. PNC Bank, N.A. (Case No. 23-2125), USAA sought rehearing of the Federal Circuit’s decision to affirm the Patent Trial and Appeal Board’s invalidity findings. USAA’s request for rehearing was denied by the Federal Circuit on May 7, 2025, and the mandate issued on May 14, 2025. On August 5, 2025, USAA petitioned for a writ of certiorari to the United States Supreme Court (No. 25-149). On August 27, 2025, PNC filed its brief in opposition to USAA’s petition. On October 6, 2025, USAA’s petition for a writ of certiorari to the United States Supreme Court was denied.

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

94    The PNC Financial Services Group, Inc. – Form 10-Q

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

Asset Management Group provides private banking for high net worth and ultra high net worth clients and institutional asset management. The Asset Management Group is composed of two operating units:
•PNC Private Bank provides products and services to emerging affluent, high net worth and ultra high net worth individuals and their families including investment and retirement planning, customized investment management, credit and cash management solutions, trust management and administration. In addition, multi-generational family planning services are also provided to ultra high net worth individuals and their families, which include estate, financial, tax, fiduciary and customized performance reporting.
•Institutional Asset Management provides outsourced chief investment officer, custody, cash and fixed income client solutions and retirement plan fiduciary investment services to institutional clients, including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

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
The PNC Financial Services Group, Inc. – Form 10-Q 95

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
Results of our reportable business segments for the three and nine months ended September 30, 2025 and 2024 are as follows:
Table 79: Business Segment Results

	Retail Banking		Corporate & Institutional Banking		Asset Management Group
In millions	2025	2024	2025	2024	2025	2024
Three months ended September 30
Net interest income (a)(b)	$3,016	$2,793	$1,752	$1,588	$176	$151
Noninterest income	790	701	1,132	1,030	254	242
Total revenue (a)(b)	3,806	3,494	2,884	2,618	430	393
Provision for (recapture of) credit losses	126	111	44	134	4	(2)
Noninterest expense (c)
Personnel	529	539	403	393	115	120
Segment allocations (d)	979	930	387	371	120	114
Depreciation and amortization	97	75	46	50	9	6
Other (e)	336	298	140	136	29	30
Total noninterest expense	1,941	1,842	976	950	273	270
Income before income taxes and noncontrolling interests (a)(b)	1,739	1,541	1,864	1,534	153	125
Income taxes (a)(b)	406	360	400	332	36	29
Net income (a)(b)	1,333	1,181	1,464	1,202	117	96
Less: Net income attributable to noncontrolling interests	9	9	5	5	—	—
Net income excluding noncontrolling interests (a)(b)	$1,324	$1,172	$1,459	$1,197	$117	$96
Average Assets (a)	$114,146	$116,477	$238,338	$227,277	$14,575	$14,690
Nine months ended September 30
Net interest income (a)(b)	$8,826	$8,131	$5,055	$4,639	$529	$452
Noninterest income	2,278	2,874	3,132	2,860	741	707
Total revenue (a)(b)	11,104	11,005	8,187	7,499	1,270	1,159
Provision for (recapture of) credit losses	377	256	277	409	(8)	(5)
Noninterest expense (c)
Personnel	1,606	1,613	1,149	1,107	351	356
Segment allocations (d)	2,924	2,797	1,151	1,111	355	331
Depreciation and amortization	270	228	146	151	27	22
Other (e)	933	882	436	414	87	87
Total noninterest expense	5,733	5,520	2,882	2,783	820	796
Income before income taxes and noncontrolling interests (a)(b)	4,994	5,229	5,028	4,307	458	368
Income taxes (a)(b)	1,162	1,221	1,082	928	107	87
Net income (a)(b)	3,832	4,008	3,946	3,379	351	281
Less: Net income attributable to noncontrolling interests	28	28	14	15	—	—
Net income excluding noncontrolling interests (a)(b)	$3,804	$3,980	$3,932	$3,364	$351	$281
Average Assets (a)	$114,447	$116,728	$233,307	$228,518	$14,562	$14,667
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

96    The PNC Financial Services Group, Inc. – Form 10-Q

The following table represents reconciliations of financial results for the three reportable segments to our consolidated reporting.
Table 80: Reconciliation of Business Segment Results to Consolidated

	Three months ended September 30		Nine months ended September 30
In millions	2025	2024	2025	2024
Revenues
Total business segment revenue (a)	$7,120	$6,505	$20,561	$19,663
Revenues from other activities (a)	(1,205)	(1,073)	(3,533)	(3,675)
Total revenue	$5,915	$5,432	$17,028	$15,988
Noninterest Expense
Total business segment noninterest expense (b)	$3,190	$3,062	$9,435	$9,099
FDIC special assessment	(48)	—	(48)	130
PNC Foundation Contribution	—	—	—	120
Noninterest expense from other activities (b)	319	265	844	669
Total noninterest expense	$3,461	$3,327	$10,231	$10,018
Net Income
Total business segment net income (a)	$2,914	$2,479	$8,129	$7,668
FDIC special assessment	48	—	48	(130)
PNC Foundation Contribution	—	—	—	(120)
Net income (loss) from other activities (a)	(1,140)	(974)	(3,213)	(3,092)
Net income	$1,822	$1,505	$4,964	$4,326
Average Assets
Total business segment average assets	$367,059	$358,444	$362,316	$359,913
Average assets from other activities	204,474	211,069	200,988	205,233
Total average assets	$571,533	$569,513	$563,304	$565,146
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

The PNC Financial Services Group, Inc. – Form 10-Q 97

Table 81 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams reported on our Consolidated Income Statement. For a description of the fee-based revenue and how it is recognized for each segment’s principal products and services, see Note 23 Fee-based Revenue from Contracts with Customers in our 2024 Form 10-K.
Table 81: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	2025			2024
Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees	$—	$—	$250	$—	$—	$238
Brokerage fees	154	—	—	145	—	—
Total asset management and brokerage	154	—	250	145	—	238
Card and cash management
Treasury management fees	10	398	—	10	372	—
Debit card fees	184	—	—	177	—	—
Net credit card fees (a)	56	—	—	46	—	—
Merchant services	38	20	—	40	18	—
Other	21	—	—	23	—	—
Total card and cash management	309	418	—	296	390	—
Lending and deposit services
Deposit account fees	175	—	—	166	—	—
Other	18	8	—	19	7	—
Total lending and deposit services	193	8	—	185	7	—
Residential and commercial mortgage (b)	—	33	—	—	32	—
Capital markets and advisory	—	297	—	—	261	—
Other	—	26	—	—	16	—
Total in-scope noninterest income	656	782	250	626	706	238
Out-of-scope noninterest income (c)	134	350	4	75	324	4
Noninterest income by business segment	$790	$1,132	$254	$701	$1,030	$242
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$1,688			$1,570
Out-of-scope business segment noninterest income (c)			488			403
Noninterest income from other activities (d)			91			49
Noninterest income as reported on the Consolidated Income Statement			$2,267			$2,022

98    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	2025			2024
Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees	$—	$—	$730	$—	$—	$694
Brokerage fees	456	—	—	417	—	—
Total asset management and brokerage	456	—	730	417	—	694
Card and cash management
Treasury management fees	31	1,192	—	31	1,100	—
Debit card fees	535	—	—	520	—	—
Net credit card fees (a)	147	—	—	149	—	—
Merchant services	115	55	—	118	56	—
Other	61	—	—	67	—	—
Total card and cash management	889	1,247	—	885	1,156	—
Lending and deposit services
Deposit account fees	501	—	—	479	—	—
Other	54	23	—	54	24	—
Total lending and deposit services	555	23	—	533	24	—
Residential and commercial mortgage (b)	—	89	—	—	90	—
Capital markets and advisory	—	730	—	—	644	—
Other	—	55	—	—	44	—
Total in-scope noninterest income	1,900	2,144	730	1,835	1,958	694
Out-of-scope noninterest income (c)	378	988	11	1,039	902	13
Noninterest income by business segment	$2,278	$3,132	$741	$2,874	$2,860	$707
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$4,774			$4,487
Out-of-scope business segment noninterest income (c)			1,377			1,954
Noninterest income from other activities (d)			198			(429)
Noninterest income as reported on the Consolidated Income Statement			$6,349			$6,012
(a)Net credit card fees consist of interchange fees of $176 million and $167 million and credit card reward costs totaled $120 million and $121 million for the three months ended September 30, 2025 and 2024, respectively. Net credit card fees consist of interchange fees of $515 million and $496 million and credit card reward costs of $368 million and $347 million for the nine months ended September 30, 2025 and 2024, respectively.
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

The PNC Financial Services Group, Inc. – Form 10-Q 99

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

100    The PNC Financial Services Group, Inc. – Form 10-Q

Equity Security Repurchases
Details of our repurchases of PNC common stock during the third quarter of 2025 are included in the following table:

2025 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – 31	512	$195.58	499	38,058
August 1 – 31	622	$193.78	622	37,436
September 1 – 30	556	$203.28	556	36,880
Total	1,690	$197.45	1,677
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
(b)Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 37% were still available for repurchase at September 30, 2025. Share repurchase activity in the fourth quarter of 2025 is expected to be generally consistent with our third quarter of 2025 share repurchase levels and approximate $300 million to $400 million. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. Based on the results of the Federal Reserve’s 2025 annual stress test, PNC’s SCB for the four-quarter period beginning October 1, 2025 will remain at the regulatory minimum of 2.5%.

ITEM 5. OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of PNC’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
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

102    The PNC Financial Services Group, Inc. – Form 10-Q

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
Stock Transfer Agent and Registrar
Computershare
150 Royall Street, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 3, 2025 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 103