Form 10-K
period 2025-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2026-02-20
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2025, determined using the per share closing price on that date on the New York Stock Exchange of $186.42, was approximately $73.2 billion. There is no non-voting common equity of the registrant outstanding.
Number of shares of registrant’s common stock outstanding at February 3, 2026: 403,370,923
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2025 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2025 Form 10-K (continued)
TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2025 Form 10-K (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2025 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2025 Form 10-K (continued)
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

See page 180 for a glossary of certain terms and acronyms used in this Report.

ITEM 1 – BUSINESS
Business Overview
The PNC Financial Services Group, Inc. is a financial services holding company headquartered in Pittsburgh, Pennsylvania and one of the largest diversified financial institutions in the U.S. PNC has businesses engaged in retail banking, corporate and institutional banking and asset management, providing many of our products and services nationally. We are organized around our customers and communities for strong relationships and local delivery of retail and business banking including a full range of lending products; specialized services for corporations and government entities, including corporate banking, real estate finance and asset-based lending; wealth management and asset management. Our retail branch network is located coast-to-coast, and we also have strategic international offices in four countries outside the U.S. At December 31, 2025, our consolidated total assets, total deposits and total shareholders’ equity were $573.6 billion, $440.9 billion and $60.6 billion, respectively.

We were incorporated under the laws of the Commonwealth of Pennsylvania in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, we have diversified our geographical presence, business mix and product capabilities through organic growth, strategic bank and non-bank acquisitions and equity investments, and the formation of various non-banking subsidiaries. We primarily conduct our business through our primary domestic bank subsidiary, PNC Bank, a national banking association chartered and located in Wilmington, Delaware. We offer a broad range of deposit, credit and fee-based products and services to serve our customers. Our non-banking subsidiaries engage in activities that are financial in nature, including market-making, securities underwriting, and advisory services and other permissible investment and merchant banking related activities. See Note 22 Segment Reporting for additional details regarding our business segments, products and services.

Acquisition of FirstBank Holding Company

On January 5, 2026, PNC completed its acquisition of FirstBank Holding Company, including its banking subsidiary, FirstBank. As of close, FirstBank had $26.4 billion of assets, $16.0 billion of loans and $23.1 billion of deposits. Effective January 5, 2026, FirstBank’s financial results are included in PNC’s consolidated operations and will be reported in PNC’s first quarter 2026 results. Conversion of FirstBank customers to PNC Bank is expected to occur this summer. Until conversion, FirstBank will remain a separate bank subsidiary of PNC. See Note 24 Subsequent Events for additional details on the acquisition of FirstBank.

Subsidiaries

Our corporate legal structure at December 31, 2025 consisted of one domestic bank subsidiary, including its subsidiaries, and 52 active non-bank subsidiaries, in addition to various affordable housing investments and historic rehabilitation investments. For additional information on certain of our subsidiaries, see Exhibit 21 to this Report.

Supervision and Regulation

The PNC Financial Services Group, Inc., is a BHC under the BHC Act that has elected to be an FHC under the GLB Act. We are subject to numerous governmental regulations, some of which are highlighted below. See Note 19 Regulatory Matters for additional information regarding our regulatory matters.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  1

As a BHC, PNC is subject to regulation under the BHC Act and to comprehensive consolidated supervision, regulation and examination by its primary regulator, the Federal Reserve. PNC primarily conducts its business through its domestic bank subsidiary, PNC Bank, which is a national banking association chartered under the laws of the U.S. PNC Bank is supervised and regulated primarily by the OCC, and with respect to some matters, by the FDIC and the CFPB.

On January 5, 2026, PNC acquired FirstBank Holding Company and its bank subsidiary, FirstBank, a Colorado state-chartered bank. FirstBank is primarily regulated by the Federal Reserve and the Colorado Division of Banking. We expect to merge FirstBank into PNC Bank this summer. Until the merger, FirstBank will remain a separate bank subsidiary of PNC.

Comprehensive examinations by our many regulators consider not only compliance with applicable laws, regulations and supervisory policies of the agencies, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the Board of Directors, the effectiveness of internal controls and internal audit function, earnings, liquidity and various other factors.

The federal bank regulators have broad supervisory and enforcement authority with regard to BHCs and banks, including the power to conduct examinations and investigations, which potentially can result in the imposition of significant limitations on our activities and growth. The federal bank regulators generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity and take enforcement action against a regulated entity where the relevant agency determines, among other things, that the operations of the regulated entity or any of its subsidiaries fail to comply with applicable law or regulations, are conducted in an unsafe or unsound manner, or represent an unfair or deceptive act or practice. This supervisory framework, including the examination reports and supervisory ratings (which are not publicly available) of the agencies, could materially impact our operations.

The CFPB is responsible for examining us for compliance with most federal consumer financial protection laws, and the results of the CFPB’s examinations (which are not publicly available) also can result in restrictions or limitations on our operations.

We also are subject to regulation by the SEC by virtue of our status as a public company and by the SEC and the CFTC due to the nature of some of our businesses. Our businesses with operations outside the U.S. also are subject to the laws and regulations of the foreign jurisdictions in which they do business.

The scope of the laws and regulations and the intensity of supervision to which we are subject are continually under review. New legislation, administration changes, changes in rules promulgated by federal bank regulators, other federal and state regulatory authorities and self-regulatory organizations, or rescissions, withdrawals, or changes in the interpretation, application, or enforcement of existing laws and rules may directly affect the operations and profitability of our businesses. The more detailed description of the significant regulations to which we are subject included in this Report is based on current laws and regulations and is subject to potential material change. For additional information on the impact of the regulatory environment on us and the financial services industry, see Item 1A Risk Factors in this Report.

There are numerous rules governing the regulation of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws, regulations and policies that apply to us. The regulatory framework applicable to financial services institutions and their holding companies is not intended primarily to protect our shareholders and our non-customer creditors, but rather to protect our customers (including depositors), the DIF, the financial markets, and the U.S. banking and financial system in general.

Banking Regulation and Supervision
Regulatory Capital Requirements. PNC and PNC Bank are subject to the regulatory capital requirements under the U.S. Basel III capital rules adopted by the Federal Reserve, for PNC, and by the OCC, for the Bank. The regulatory capital rules establish minimum requirements for the ratios of a banking organization’s regulatory capital to its risk-weighted assets, referred to as risk-based capital requirements, as well as for the ratios of its regulatory capital to measures of assets and other exposures, referred to as leverage capital requirements.

The federal banking agencies currently tailor the capital, liquidity and enhanced prudential requirements for banking organizations based on the asset size and risk profile (as measured by certain regulatory metrics) of the banking organization. The classification of any bank subsidiary of a BHC generally follows that of its parent BHC. PNC and PNC Bank currently are Category III banking organizations because PNC (i) has more than $250 billion, but less than $700 billion, in consolidated total assets, (ii) is not designated as a GSIB, and (iii) has less than $75 billion in cross-jurisdictional activity. Under the current rules, if PNC exceeds any of these thresholds or becomes a GSIB, PNC and PNC Bank would become a Category I or II institution and be subject to more stringent capital and liquidity standards. PNC’s acquisition of FirstBank did not affect PNC’s classification as a Category III banking organization.

The regulatory capital rules generally divide regulatory capital into three components: CET1 capital, additional tier 1 capital (which, together with CET1 capital, comprises tier 1 capital) and tier 2 capital. CET1 capital is generally common stock, retained earnings, and
2    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

In calculating regulatory capital, PNC and PNC Bank must deduct a number of components. For example, under the current regulatory capital rules, PNC and PNC Bank must deduct investments in unconsolidated financial institutions, MSRs and deferred tax assets (in each case, net of associated deferred tax liabilities) from CET1 capital to the extent such categories individually exceed 25% of the institution’s adjusted CET1 capital. PNC and PNC Bank are required to use the standardized approach for determining risk-weighted assets for purposes of calculating the risk-based capital ratios.

Under the Basel III capital rules, PNC and PNC Bank must maintain a minimum CET1 ratio of 4.5%, a tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0% to be considered “adequately capitalized.” As described below, PNC is also subject to the Federal Reserve’s CCAR process and must hold a SCB, which must be satisfied solely with CET1. PNC’s SCB for the four-quarter period beginning October 1, 2025 is 2.5%. While PNC Bank is not subject to a SCB, PNC Bank is required to maintain a capital conservation buffer in the form of CET1 equal to a fixed 2.5% of risk-weighted assets.

PNC and PNC Bank must maintain risk-based capital above the minimum risk-based capital ratio requirements plus its SCB (in the case of PNC) or capital conservation buffer (in the case of PNC Bank) in order to avoid limitations on capital distributions. As a result, to avoid limitations on capital distributions and certain discretionary incentive compensation payments, PNC and PNC Bank must maintain a CET1 capital ratio of at least 7.0%, a tier 1 capital ratio of at least 8.5%, and a total capital ratio of at least 10.5%.

The Federal Reserve and OCC can also supplement the SCB or capital conservation buffer levels by a countercyclical capital buffer of up to an additional 2.5% of risk-weighted assets. This buffer, which must be held in the form of CET1 capital, is currently set at zero in the U.S.

The regulatory capital rules also require that banking organizations maintain a minimum amount of tier 1 capital as compared to average consolidated assets, referred to as the leverage ratio, of 4.0%. Category III banking organizations also must maintain a minimum amount of tier 1 capital as compared to total leverage exposure, referred to as the supplementary leverage ratio, of 3.0%. As of December 31, 2025, the leverage and supplementary leverage ratios of PNC and PNC Bank were above the required minimum level.

PNC and PNC Bank are not currently subject to the additional CET1 capital surcharge, minimum long-term debt requirement, minimum total loss-absorbing capacity or enhanced supplementary leverage ratio requirements that apply to U.S. GSIBs. In August 2023, the federal banking agencies proposed rules that would require Category II, III, and IV bank holding companies and banks to issue and maintain minimum amounts of long-term debt that satisfy certain requirements. Additionally, Category II, III, and IV bank holding companies would be subject to “clean holding company” requirements, which would prohibit such companies from entering into certain financial arrangements and cap certain liabilities. PNC, as a Category III holding company, and PNC Bank would be subject to the proposed rules. If the long-term debt rules were finalized in their current form, we would expect to achieve compliance through normal course funding. These proposed rules have not been finalized, and their future state is unclear.

Failure to meet applicable capital requirements could subject a banking organization to a variety of enforcement remedies available to the federal banking agencies, including limitations on capital distributions, the issuance of a capital directive to increase capital and, in severe cases, the termination of deposit insurance by the FDIC and the appointment of a conservator or receiver. In some cases, the extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The thresholds at which an insured depository institution is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” are based on (i) the institution’s CET1, tier 1 and total risk-based capital ratios; (ii) the institution’s leverage ratio; and (iii) for the definitions of “adequately capitalized” and “undercapitalized,” the institution’s supplementary leverage ratio (if applicable). Business activities may also be affected by an institution’s capital classification. For example, PNC and PNC Bank must remain “well capitalized” for PNC to continue to take advantage of FHC status as described below.

At December 31, 2025, PNC and PNC Bank exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, including the levels of capital required to be considered “well capitalized,” see the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report and Note 19 Regulatory Matters.

The federal banking agencies proposed a rule in July 2023 to implement the final components of the Basel III framework that would significantly revise the capital requirements for large banking organizations, including PNC and PNC Bank. The rule generally would align the regulatory capital elements and required deductions for Category III banking organizations, such as PNC and PNC Bank, with those currently applicable to Category I and II banking organizations and apply a new expanded risk-based approach for
The PNC Financial Services Group, Inc. – 2025 Form 10-K  3

calculating risk-weighted assets. Among other impacts, PNC and PNC Bank would be required to recognize most elements of AOCI in regulatory capital and would be subject to more punitive deductions from CET1 for MSRs, deferred tax assets and investments in certain unconsolidated financial institutions. The agencies are expected to repropose the rule in 2026.
Stress Testing and Capital Planning. PNC is subject to the Federal Reserve’s capital plan rule, capital stress testing requirements and CCAR process, as well as the DFAST requirements of the Federal Reserve and the OCC.

As part of the CCAR process, the Federal Reserve undertakes a supervisory assessment of the capital planning process of BHCs, including PNC, that have $100 billion or more in total consolidated assets. This capital planning assessment is based on a review of a comprehensive capital plan submitted to the Federal Reserve that describes the Company’s planned capital actions, such as plans to pay or increase common stock dividends, engage in common stock repurchase programs, or issue or redeem preferred stock or other regulatory capital instruments during a nine quarter review period, as well as the results of stress tests conducted by both the company and the Federal Reserve under different hypothetical macroeconomic scenarios, including a supervisory severely adverse scenario provided by the Federal Reserve. Based on PNC’s performance under the Federal Reserve’s supervisory stress tests as part of CCAR 2025, PNC’s SCB for the four-quarter period beginning October 1, 2025, is the regulatory minimum of 2.5%.

As a Category III institution, PNC must also conduct a company-run DFAST stress test in even numbered years and release PNC’s projections of certain revenue, loss and capital results from the exercise under the agencies’ hypothetical supervisory severely adverse macroeconomic scenario and applying the agencies’ DFAST capital action assumptions. As part of the DFAST and annual CCAR processes, the Federal Reserve discloses certain revenue, loss and capital results from its supervisory stress testing exercises for each participating firm.

In April 2025, the Federal Reserve proposed to average stress test results over two consecutive years to reduce volatility in the SCB requirement. The proposal would also shift the applicable period of the SCB requirement from October 1 through September 30 of the following year, to January 1 through December 31 in the year following the CCAR exercise. The proposal was intended to be effective for the 2026 supervisory stress test but it has not been finalized.

In addition, in October 2025, the Federal Reserve issued proposals to seek comments on the scenarios for the 2026 supervisory stress test and on the enhanced transparency to its stress testing process. Under the proposals, the Federal Reserve would publish annual stress test scenarios and comprehensive model documentation for public comment. In February 2026, the Federal Reserve published the final scenarios for the 2026 supervisory stress test. The Federal Reserve also stated that the new models will not be finalized in time for the CCAR 2026 process and that the current SCB requirements will continue to apply for all firms, including PNC, until 2027, when new SCB can be calculated based on models that take public feedback into consideration.

Regulatory Liquidity Standards and Liquidity Risk Management Requirements. The Basel Committee’s Basel III framework also includes short-term liquidity standards and long-term funding standards, the LCR and NSFR, respectively, as implemented by the Federal Reserve and OCC.

The U.S. banking agencies’ LCR rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high-quality liquid assets to meet estimated net liquidity needs in a short-term stress scenario lasting 30 days. The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon.

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

The Federal Reserve also requires PNC to publicly disclose certain quantitative and qualitative measures of its LCR- and NSFR-related liquidity profile, including major components used to calculate the LCR and NSFR and a qualitative discussion of PNC’s LCR and NSFR drivers and results.

Additionally, as a Category III institution, PNC must, among other things, conduct internal liquidity stress tests over a range of time horizons, maintain a 30-day buffer of high-quality liquid assets, and maintain a contingency funding plan that meets certain requirements.

For additional discussion of regulatory liquidity requirements, refer to the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report.

Dividend Restrictions. The PNC Financial Services Group, Inc. is a legal entity separate and distinct from its subsidiaries. The principal source of our liquidity at the parent company level is dividends and other capital distributions from PNC Bank. PNC Bank is
4    The PNC Financial Services Group, Inc. – 2025 Form 10-K

subject to various restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent, which is a wholly-owned direct subsidiary of The PNC Financial Services Group, Inc. PNC Bank also is subject to federal laws limiting extensions of credit to its parent holding company and non-bank affiliates as discussed in Note 19 Regulatory Matters. Further information on bank level liquidity and parent company liquidity is also available in the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report.

Source of Strength. Federal Reserve rules provide that a BHC is expected to serve as a source of financial strength to its subsidiary banks and to commit resources to support such banks if necessary, including when directed to do so by the Federal Reserve. In addition, Dodd-Frank requires that the Federal Reserve jointly adopt new rules with the OCC and the FDIC to implement this source of strength requirement. The agencies have yet to propose these rules, but they may do so in the future.

Enhanced Prudential Standards. Under Federal Reserve rules, PNC and other BHCs with total consolidated assets of $100 billion or more are subject to various enhanced prudential standards related to liquidity risk management and overall risk management. For PNC, these rules, among other things, establish liquidity stress testing requirements (discussed above), limitations on PNC’s aggregate net credit exposures to any single, unaffiliated company, and certain oversight and governance responsibilities for PNC’s Chief Risk Officer, the Board of Directors and the Risk Committee of the Board of Directors.

The Federal Reserve may continue to develop the set of enhanced prudential standards that apply to large BHCs in order to further promote the resiliency of such firms and the U.S. financial system. For additional information, see Item 1A Risk Factors of this Report.

Additional Powers Under the GLB Act. The GLB Act permits a qualifying BHC, such as PNC, to become a FHC and thereby engage in, or affiliate with companies engaging in, a broader range of financial activities than would otherwise be permitted for a BHC. Among other activities, we currently rely on our status as an FHC to conduct merchant banking activities and securities underwriting and market-making activities. PNC’s status as an FHC is conditioned upon maintaining certain eligibility requirements for both PNC and its subsidiary depository institutions, including minimum capital ratios, supervisory ratings, and, in the case of its subsidiary depository institutions, maintaining at least a “Satisfactory” rating under the CRA.

In addition, the GLB Act permits PNC Bank to engage in expanded activities through a “financial subsidiary.” PNC Bank may also generally engage through a financial subsidiary in any activity that is determined to be financial in nature or incidental to a financial activity by the Secretary of the Treasury, in consultation with the Federal Reserve (other than insurance underwriting activities, insurance company investment activities and merchant banking). In order to establish a financial subsidiary, a national bank and each of its depository institution affiliates must be “well capitalized” and “well managed” and the national bank and each of its depository institution affiliates must have a CRA rating of “Satisfactory” or better.

If an FHC or a national bank with a financial subsidiary fails to continue to meet the applicable “well capitalized” or “well managed” criteria, the FHC or national bank must enter into an agreement with the Federal Reserve or the OCC, respectively, that, among other things, identifies how the capital or management deficiencies will be corrected. Until such deficiencies are corrected, the relevant agency may impose limits or conditions on the activities of the company or bank, and the company or bank may not engage in, or acquire a company engaged in, the types of expanded activities only permissible for an FHC or financial subsidiary without prior approval of the relevant agency.

In addition, an FHC generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new activity, if any of its insured depository institutions receives a CRA rating of less than “Satisfactory.” A national bank’s financial subsidiary generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new financial activity, if the national bank or any of its insured depository institution affiliates received a CRA rating of less than “Satisfactory.”

Privacy and Data Protection. PNC is subject to extensive federal and state laws related to consumer privacy and data protection. Federal banking regulators, pursuant to the GLB Act, have adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic consumer information to nonaffiliated third parties. These rules require institutions to provide privacy policy disclosures and, in certain circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The GLB Act’s privacy provisions govern how consumer information is shared within diversified financial services companies and with external vendors. In addition, the Fair Credit Reporting Act regulates the sharing of certain consumer information among affiliated companies and, depending on the type and purpose of the information, provides consumers with the right to opt out of such sharing. The GLB Act and other laws also require PNC to implement a comprehensive information security program. Security and privacy policies and procedures for the protection of personal and confidential information are in effect across all of the organization’s businesses and geographic locations. The sharing, use, collection, disclosure, and other processing of these types of information are governed by increasingly stringent and evolving legislation and regulations, the intent of which is to protect the privacy of personal information, including personal financial information. We may become subject to new legislation or regulations concerning cybersecurity and data privacy.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  5

Volcker Rule. The Volcker Rule and its implementing regulations prohibit banking entities from engaging in short-term trading as principal and having certain ownership interests in and relationships with hedge funds, private equity funds, and certain other private funds (together, “covered funds”), unless an exemption or exception applies. For example, the exemptions under the Volcker Rule allow banking entities to trade as principal for securities underwriting, market-making and risk-mitigating hedging purposes, subject to a variety of conditions. PNC maintains compliance programs to comply with the restrictions of the Volcker Rule.

Federal Reserve and OCC Supervision and Enforcement. The federal banking agencies possess broad powers to take corrective action as deemed appropriate based on the actions, operations or risk management programs of a BHC, an insured depository institution or their subsidiaries. The Federal Reserve and the OCC have the ability to take enforcement action against PNC and PNC Bank, respectively, to prevent and remedy acts and practices that the agencies determine to be unfair or deceptive. A finding that we have engaged in a deceptive act or practice may have collateral consequences on our ability to rely on certain exemptions in, or take advantage of certain provisions of, the securities laws absent a government waiver of such restrictions.

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

OCC Heightened Standards. The OCC has established guidelines setting forth certain heightened risk management and governance standards for large national banks, including PNC Bank. The guidelines, among other things, establish minimum standards for the design and implementation of a risk governance framework, describe the appropriate risk management roles and responsibilities of front line units, independent risk management, internal audit, and the board of directors, and provide that a covered bank should have a comprehensive written statement that articulates its risk appetite and serves as a basis for the framework. In December 2025, the OCC issued a notice of proposed rulemaking that would increase the threshold at which the heightened standards apply from $50 billion to $700 billion in average total consolidated assets.

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s implementing regulation, Regulation W, place quantitative and qualitative restrictions on covered transactions between a bank and its affiliates. Covered transactions include, among other things, extensions of credit, guarantees, and purchases of assets. Transactions with affiliates are also generally required to be on arm’s length, market-prevailing terms.

Extensions of Credit to Executive Officers, Directors, or Principal Shareholders. The Federal Reserve Act and Federal Reserve regulations also place quantitative limitations and conditions on extensions of credit by a bank to its executive officers, directors, or principal shareholders and their related interests (including any company controlled by such persons). Generally, extensions of credit by a bank to such individuals, companies and related interests must comply with certain individual and aggregate lending limits, as well as procedural and qualitative requirements.

Debit Card Interchange Fees and Transaction Processing. The Federal Reserve is required to establish standards for assessing whether the amount of any interchange fee received by a debit card issuer such as PNC Bank is reasonable and proportional to the cost incurred by the issuer, subject to certain adjustments. The Federal Reserve implemented these standards through Regulation II, which limits the interchange fee an issuer may charge based on three components, and remains subject to ongoing litigation. In 2023, the Federal Reserve proposed revisions to the three components of the interchange fee cap. We expect the 2023 proposed rule, if finalized in its current form, will reduce PNC Bank’s interchange fee revenue. Additionally, we may become subject to new legislation or regulations concerning our card business that could affect our operations and profitability, such as laws capping credit card interest rates or requiring the use of an additional card network.

The Bank Secrecy Act and Economic Sanctions. The BSA requires all financial institutions, including banks and securities broker-dealers, to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. As implemented by federal banking and securities regulators and the U.S. Department of the Treasury, the BSA, as amended, requires that certain financial institutions create and maintain a risk-based AML compliance program that is reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity reporting, currency transaction reporting, and other similar reporting requirements (e.g., a Financial Crimes Enforcement Network geographic targeting order requiring reporting under certain circumstances); the implementation of appropriate policies, procedures, and internal controls; independent testing; subject matter training; the designation of one or more individuals responsible for coordinating and monitoring ongoing compliance; and appropriate risk-based procedures for conducting initial and ongoing customer due diligence.

PNC is also subject to sanctions laws and regulations administered and imposed by the United States government, including the U.S. Treasury Department's Office of Foreign Assets Control (“OFAC”) and the Department of State, as well as comparable sanctions programs imposed by foreign governments and multilateral bodies with jurisdiction over PNC’s products, services, or activities. Sanctions can be either comprehensive or focused on specific individuals, entities, industry sectors, ownership interests, etc. to accomplish foreign policy and national security goals.
6    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Executive and Incentive Compensation. The Federal Reserve and the OCC have provided guidance regarding incentive and other elements of compensation provided to executives and other employees at banking organizations they regulate, both as general industry-wide guidance and guidance specific to select larger companies, including PNC. This guidance is intended to ensure that the incentive compensation practices of covered banking organizations do not encourage excessive risk-taking. Dodd-Frank requires the Federal Reserve, the OCC, the FDIC, the SEC and two other regulatory agencies to adopt regulations governing incentive compensation provided by regulated financial services companies to their executives and other employees. These agencies jointly proposed regulations in 2011 and again in 2016 to implement these requirements. Final regulations have not been adopted.

Fiduciary Services. The trust, investment advisory, and other fiduciary activities conducted by PNC Bank also are subject to the OCC’s regulations governing the fiduciary activities of national banks, as well as applicable state fiduciary laws. The OCC’s regulations, among other things, set standards for the administration of fiduciary accounts, prohibit or govern potential conflicts of interests and establish recordkeeping requirements for fiduciary accounts.

Acquisitions. The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank, to acquire direct or indirect ownership or control, subject to certain thresholds, of any bank or BHC, or to merge or consolidate with any other BHC. The Federal Reserve’s prior approval is also required for a BHC to acquire direct or indirect ownership or control, subject to certain thresholds, of a savings association or savings and loan holding company, or to merge or consolidate with a savings and loan holding company.

OCC prior approval is required for PNC Bank to acquire another insured bank or savings association by merger or to acquire deposits or substantially all of the assets of such institutions. Approval of the OCC and the FDIC is required to merge a non-bank entity into PNC Bank.

FDIC Insurance. The DIF provides insurance coverage for deposits held by PNC Bank, subject to certain requirements and limits. To maintain a statutory minimum ratio of the DIF to insured deposits in the U.S., member institutions, including PNC Bank, are required to pay deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and may be affected by the overall economy and stability of the banking industry. The FDIC also has the authority to charge special assessments from time to time, including in response to systemic events. For example, in November 2023, the FDIC released a final rule to impose a special assessment to recover losses to the DIF resulting from the systemic risk determination made in March 2023. In December 2025, the FDIC adopted an interim final rule reducing the special assessment rate for the upcoming collection quarter in March 2026. The rule also allows for potential offsets to quarterly deposit assessments if the special assessment amount uncollected ultimately exceeds losses to the DIF. For additional information about the impact of the special assessment, see the FDIC Special Assessment portion of the Executive Summary section in Item 7 of this Report.

Resolution and Recovery Planning. PNC is required by section 165(d) of the Dodd-Frank Act and its implementing regulations to periodically submit to the Federal Reserve and the FDIC a resolution plan (including a public summary) that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. Following review of the plan, the Federal Reserve and the FDIC may jointly impose restrictions on a covered BHC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution under the U.S. Bankruptcy Code (or other applicable resolution framework). If the covered BHC were to fail to address deficiencies jointly identified by the Federal Reserve and FDIC in a timely manner, it may be subject to more stringent capital, leverage, or liquidity requirements, or restrictions on growth, activities, or operations.

PNC generally must file a resolution plan with the Federal Reserve and FDIC at least once each three-year period, with submissions alternating between a full plan and a plan targeted on certain areas or subjects identified by the agencies. In 2024, the Federal Reserve and FDIC finalized guidance for holding company resolution plans submitted by domestic triennial full filers, such as PNC, under the Dodd-Frank Act. The guidance addresses the Federal Reserve’s and FDIC’s expectations regarding key areas of resolution based on a firm’s resolution strategy. Firms like PNC with a multiple point of entry resolution strategy are required to incorporate more severe plan assumptions and include new required plan content, operational capabilities, and legal entity rationalization, among other requirements. PNC submitted its full resolution plan timely by October 1, 2025. The next targeted plan is due July 1, 2028.

The FDIC also requires large insured depository institutions, including PNC Bank, to periodically submit a resolution plan (including a public summary) to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the FDI Act in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. Under a final rule issued by the FDIC in June 2024, most banks with $100 billion or more in assets, including PNC Bank, are required to submit full resolution plans on a three-year cycle, with interim informational supplements due in off years. PNC Bank submitted its insured depository institution interim supplement prior to the submission deadline of July 1, 2025. PNC Bank will submit its next resolution plan to the FDIC by July 1, 2026.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  7

The OCC also has guidelines that establish standards for recovery planning. These guidelines require a covered bank to develop and maintain a recovery plan that is evaluated and updated annually that, among other things, identifies a range of options that could be undertaken by the covered bank to restore its financial strength and viability should identified triggering events occur. In October 2025, the OCC issued a notice of proposed rulemaking to rescind its recovery planning guidelines. Under the proposal, covered banks would no longer be obligated to engage in prescriptive recovery planning activities.

CFPB Regulation and Supervision. We are subject to supervision and regulation by the CFPB with respect to a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to deposit products, credit card, mortgage, automobile, student and other consumer loans, and other consumer financial products and services that we offer. The CFPB has recently issued rulemakings that affect, among other things, fair lending requirements, data collection and reporting requirements for small business lenders such as PNC Bank, and personal financial data rights.

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

PNC Bank’s derivatives and foreign exchange businesses are subject to the regulations and requirements imposed on CFTC-registered swap dealers, and the CFTC (and for certain delegated responsibilities, the National Futures Association) has a meaningful supervisory role with respect to PNC Bank’s derivatives and foreign exchange businesses. Among other things, the CFTC’s regulations include rules regarding business conduct standards, documentation, risk management, recordkeeping, reporting and segregation requirements. CFTC rules also require that most standardized swaps be centrally cleared through a regulated clearing house and be traded on a centralized exchange or swap execution facility. Because PNC Bank is a prudentially regulated swap dealer, PNC Bank is also subject to the OCC’s capital requirements and margin requirements on certain swaps that are not centrally cleared through a regulated clearing house.

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

Our businesses compete to attract and retain deposits and/or to originate loans with:
•Other commercial banks,
•Savings banks,
•Credit unions,
•Consumer finance companies,
•Leasing companies,
8    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

PNC devotes substantial resources to managing and developing human capital. Our Board of Directors provides oversight of our human capital management strategies, programs and policies developed by our Chief Human Resources Officer and senior management team and is assisted by our Board’s Nominating and Governance and Human Resources Committees. In addition, our Board’s Corporate Responsibility Committee monitors management’s progress regarding its commitments to inclusive talent practices for employees. Our Management Executive Committee assists and makes recommendations to our Chief Executive Officer and Board of Directors on human capital matters.

Additionally, our Talent & Inclusion Council is co-chaired by our Chief Executive Officer and Culture & Engagement Executive and includes senior leaders from across the organization. The council is responsible for overseeing strategic corporate initiatives that create and sustain an inclusive corporate culture and a talented workforce that is best positioned to serve our diverse customer base.

Employees totaled 55,333 at December 31, 2025. This total included 53,859 full-time and 1,474 part-time employees, of which 26,168 full-time and 1,427 part-time employees were employed in our Retail Banking business.

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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  9

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

In managing our employees, we focus on these key factors:
•Recruiting, developing and retaining talent. We believe recruiting, developing and retaining talent starts with our leaders, and we measure our managers against our Leadership Standards. Our talent priority is to invest in the development of our internal talent and to provide career advancement opportunities to our employees. We measure how many open requisitions we fill with internal candidates, participation in early career development programs and turnover. At our first-level and above career bands, we fill approximately 54% of our open requisitions with internal candidates, which has a direct impact on our ability to retain and develop our people. In addition, we hire approximately 400 interns and 375 full-time development program associates each year from our 11 early career development programs that support each of our lines of business and support areas.
•Culture and engagement. We focus on the development and implementation of inclusive strategies that attract, develop and retain talent, while strengthening a workplace culture grounded in living daily our core values (which include customer focus, diversity and inclusion, integrity, performance, quality of life, respect and teamwork). We cultivate a high-performing workforce where everyone can contribute to the success of PNC and that meets the needs of our diverse customer base. We measure employee engagement by regularly conducting employee surveys because we believe that engaged employees have lower attrition rates and improve customer outcomes. In compliance with government requirements and, in some cases, based on employee self-disclosure, we gather information related to the composition of our workforce. Information about our workforce is reflected in our EEO-1 reports, which are posted on our website.
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

Internet Information
The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About – Investor Relations.” We use our account with X, @pncnews, as an additional way of disseminating to the public information that may be relevant to investors.
10    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
Our business and overall financial performance are affected to a significant extent by economic conditions, primarily in the U.S. Declining or adverse economic conditions and adverse changes in investor, consumer and business sentiment generally result in reduced business activity, which may decrease the demand for our products and services or reduce the number of creditworthy borrowers. The ability of borrowers to repay loans is often weakened as a result of economic downturns, higher inflation and unemployment. In addition, adverse economic conditions may limit the availability of, or increase the costs of, capital and labor, erode customer purchasing power, confidence and spending and may also reduce our tolerance for extending credit. Increases in costs or expenses impacting our customers’ operations and financial performance, such as the interest rates payable on their debt obligations, could increase our credit risk or decrease the demand for our products and services.
We operate in an uncertain economic environment due to sustained inflationary pressures, including higher prices and lower housing affordability, and fluctuating trade policies (including tariffs), combined with geopolitical tensions. These conditions have led and may continue to lead to turmoil and volatility in financial markets, often with at least some financial asset categories losing value. Financial market volatility could also result from uncertainty about the timing and extent of rate cuts by the Federal Reserve. Any of these effects would likely have an adverse impact on our operations and financial performance, with the significance of the impact generally
The PNC Financial Services Group, Inc. – 2025 Form 10-K  11

depending on the nature and severity of the adverse economic conditions. Even when economic conditions are relatively good or stable, specific economic factors can negatively affect our business and performance. This can be especially true when the factors relate to particular segments of the economy and impact our customers whose operations or financial conditions directly or indirectly depend on good or stable conditions in those segments. For example, underutilization of commercial real estate space, combined with higher interest rates, has harmed some customers’ creditworthiness and ability to refinance maturing loans, and decreased the demand for financial services in that sector.
Our foreign business activities and operations continue to be a relatively small part of our overall business. As a result, the direct impact on our business and financial performance from economic conditions outside the U.S. is not likely to be significant, although the impact would increase if we expanded our foreign business and operations more than nominally. We are, however, susceptible to the risk that foreign economic conditions, trade policies (including tariffs) and geopolitical tensions could negatively affect our business and financial performance. Primarily, this risk results from the possibility that poor economic conditions or financial market disruptions affecting other major economies would also affect the U.S.
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
Congress and the current presidential administration have introduced and may continue to introduce changes in the laws or policies applicable to us and the agencies that regulate us, including their interpretations of rules and guidelines. These changes may subject financial institutions like us to changes in regulation, supervision and enforcement that are difficult to predict and uncertain for a period of time and may create the possibility of significant impacts on business activity in the U.S. and globally. In addition, the application of some laws may require significant judgment and be subject to differing interpretations. Further, some of the regulations finalized in the prior administration that are applicable to financial institutions were modified, rescinded or withdrawn or are subject to reevaluation, creating further uncertainty.
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
Concern regarding high and rising federal debt levels and federal budgetary matters (including the debt ceiling), or prolonged stalemates leading to total or partial government shutdowns, also can create the risk of economic instability or market volatility, with potential adverse consequences to our business and financial performance.
The policies of the Federal Reserve and other governmental agencies have a significant impact on interest rates and overall financial market performance, which are important to our business and financial performance.
The monetary policies of the Federal Reserve, including changes in the federal funds rate, open market operations and balance sheet management, have a significant impact on interest rates, the value of financial instruments and other assets and liabilities, and overall financial market performance and volatility. These policies, including any resulting changes in economic conditions or in investor sentiment, can thus affect the activities and results of operations of financial services companies such as PNC.
An important function of the Federal Reserve is to monitor the national supply of bank credit and set certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and pay on borrowings and interest-bearing deposits. Rates of interest can also affect the value of our on-balance sheet and off-balance sheet financial instruments. We cannot control and may not accurately predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial outlook or results. In addition, actions by governmental authorities in other countries, including with respect to monetary policy, could impact financial markets and global interest rates, which could affect rates in the U.S. as well as rates on instruments denominated in currencies other than the U.S. dollar, any of which could have potential effects on us as described above. Some of the potential impacts on our business and results of governmental monetary policy are described in Risk Factors under the heading “Risks Related to the Business of Banking.”
As a regulated financial services firm, we are subject to numerous governmental regulations and comprehensive oversight by a variety of regulatory agencies and enforcement authorities. These regulations and their implementation can have a significant impact on our businesses and operations and our ability to grow and expand.
The PNC Financial Services Group, Inc. is a BHC and an FHC, with the Federal Reserve as its primary regulator. PNC Bank is a federally chartered bank, with the OCC as its primary regulator. In addition, our businesses are subject to regulation by multiple other banking, consumer protection, securities and derivatives regulatory bodies. We are also subject to the jurisdiction of criminal and civil
12    The PNC Financial Services Group, Inc. – 2025 Form 10-K

enforcement authorities. As a result, we are subject to numerous laws and regulations intended to promote the safety and soundness of financial institutions, the stability of the U.S. banking and financial system (including protection of the DIF)), the transparency and liquidity of financial markets, and consumer protection that are not primarily intended to protect PNC security holders. We are also subject to foreign regulation to a limited extent as a result of our business activities outside the U.S.
Applicable laws and regulations restrict our permissible activities and require compliance with provisions designed to protect loan, deposit, brokerage, fiduciary, and other customers, and for the protection of customer information, among other things. We also are subject to laws and regulations designed to combat money laundering and terrorist financing, and restrict transactions with persons, companies or foreign governments designated by U.S. authorities. Over time, the scope of the laws and regulations affecting our businesses, as well as the number of requirements or limitations imposed by legislative or regulatory actions, has increased, and we expect to continue to face substantial regulatory oversight and new or revised regulatory requirements or initiatives. As we expand our product and service offerings into additional markets, domestic or foreign, either through organic growth or acquisition, we have faced and will continue to face increases in state or foreign regulation affecting our operations. Different approaches to regulation by different jurisdictions, including potentially conflicting federal and state regulations or state level regulations where we operate, could materially increase our compliance costs or risks of non-compliance. Legislative or regulatory actions can result in increased compliance costs, reduced business opportunities, or requirements and limitations on how we conduct our business. In particular, the financial services industry continues to face heightened scrutiny, including with respect to BSA/AML, know-your-customer and export and sanctions compliance requirements, consumer compliance and protection matters, and capital, liquidity and resolution planning. Although the presidential administration has indicated an intent to pursue the regulation of the financial services industry differently than was the case under the previous administration, there is uncertainty regarding the direction this administration will continue to take and its ability to implement its policies and objectives, as well as the ultimate impact on potential new regulatory initiatives and the enforcement of existing laws and regulations. It is possible the expected changes in regulation do not occur or are reversed by a subsequent administration, or the regulatory measures that are ultimately enacted deliver significant competitive advantages to financial services that are structured differently or serve different markets than PNC.
Federal banking regulators possess substantial supervisory and enforcement powers and have assumed an active oversight, examination and enforcement role across the financial services industry. The results of supervisory or examination activities by our regulators, including actual or perceived compliance failures, could result in limitations on our ability to enter into certain transactions, engage in new activities, expand geographically, make acquisitions or obtain necessary regulatory approvals in connection therewith, or otherwise require us to modify our businesses practices in a manner that materially impacts our financial condition or results of operations. These activities also could result in significant fines, penalties or required corrective actions, some of which could be expensive, difficult to implement or materially impact our business or financial condition. In addition, another financial institution’s violation of law or regulation may give rise to an investigation of the same or similar activities of PNC. Further, the Federal Reserve requires a BHC to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require PNC to commit resources to PNC Bank when doing so is not otherwise in the interests of PNC or its shareholders or creditors.
We also rely on third parties who may expose us to compliance risk. A failure to comply with regulatory requirements or deficiencies in risk management practices could be incorporated in our confidential supervisory ratings, which could limit PNC’s ability to expand or require additional approvals before engaging in certain business activities. See the immediately following Risk Factor for a discussion of risks associated with capital and liquidity regulation and the Supervision and Regulation section in Item 1 of this Report and Note 19 Regulatory Matters for more information concerning the regulation of PNC.
We are subject to regulatory capital and liquidity standards that affect our business, operations and ability to pay dividends or otherwise return capital to shareholders.
PNC and PNC Bank are subject to regulatory capital and liquidity requirements established by the Federal Reserve and the OCC, respectively. Requirements to maintain specified levels of capital and liquidity, and regulatory expectations as to the quality of our capital and liquidity, impact our business activities and may prevent us from taking advantage of opportunities in the best interest of shareholders or force us to take actions contrary to their interests. For example, PNC’s ability to pay or increase dividends or otherwise return capital to shareholders is subject to PNC’s compliance with its SCB, which is determined through the Federal Reserve’s CCAR process. The Federal Reserve can also impose additional limitations on capital distributions, such as limitations on distributions during times of economic stress. In addition, dividends or other capital distributions from PNC Bank and, to a lesser extent, non-bank subsidiaries are PNC’s principal source of funds to, among other things, pay dividends on and make repurchases of its capital stock. Many of our subsidiaries are subject to laws that restrict dividend payments or authorize regulatory bodies to prohibit or limit dividends to PNC. Limitations on PNC’s ability to receive dividends from its subsidiaries, including PNC Bank, could have a material adverse effect on its liquidity and ability to pay dividends on and make repurchases of its capital stock, especially to the extent that PNC must first service any outstanding debt obligations. Capital and liquidity requirements may also impact the amount and type of loans we make. We may be constrained in our ability to expand, either organically or through acquisitions. We may be forced to sell or refrain from acquiring assets where the capital requirements appear inconsistent with the assets’ underlying risks. In addition, liquidity standards require us to maintain holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term or less liquid assets, even if more desirable from an earnings, balance sheet or interest rate risk management perspective.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  13

Regulatory capital and liquidity requirements are subject to review and revision by the Basel Committee and the U.S. banking agencies. Although the federal banking agencies issued a proposed rule in July 2023 to implement the final components of the Basel III framework, the status of this rule, and potential revisions to the rule, remain uncertain. More information is discussed in the Supervision and Regulation section in Item 1 of this Report and the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report.
Our ability to operate our business could be impaired if our liquidity is unexpectedly constrained.
Our liquidity could be impaired as a result of unanticipated outflows of cash or collateral, unexpected loss of consumer deposits or higher than anticipated draws on lending-related commitments, an inability to sell assets (or to sell assets at favorable times or prices), a default by a counterparty, our inability to access other sources of liquidity, including from sources that have historically been available or through the capital markets due to unforeseen market dislocations or interruptions, or a lack of market or customer confidence in PNC or financial institutions in general. Many of the above conditions and factors may be caused by events for which we have little or no control. In addition, if access to stable and lower-cost sources of funding is reduced, alternative sources of funding could be more expensive and limited in availability. The increased speed with which information is disseminated, through traditional or social media, could increase the speed or severity of liquidity pressures caused by, for example, negative news about PNC’s or other financial institutions’ actual or alleged financial prospects or safety and soundness. A negative impact on our liquidity would likely limit our ability to support our operations and fund outstanding liabilities as well as meet regulatory expectations, which would adversely affect our financial condition and results of operations. For information on our liquidity management, see the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report.
A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.
Our credit ratings are based on a number of factors, including the financial strength of PNC and PNC Bank, and factors outside of our control, such as conditions affecting the financial services industry generally. Reductions in one or more of our credit ratings could adversely affect our ability to borrow funds, increase our cost of capital and limit the number of investors or counterparties willing to do business with us. For example, downgrades could negatively impact our right to continue to service mortgages and hold related escrows and reserves. Downgrades could also adversely affect our ability to attract or retain customers, including deposits. In addition, a downgrade in our credit ratings could trigger obligations to make cash or collateral payments under derivative contracts with certain counterparties. There can be no assurance that we will maintain our current ratings and outlooks. For information on our credit ratings and outlooks, see the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report.
Privacy and personal data rights initiatives have imposed and will continue to impose additional operational burdens on PNC, and they may limit our ability to pursue desirable business initiatives and increase the risks associated with any future gathering, maintenance, use, transmission and other processing of personal information.
Legislative and regulatory efforts to protect the privacy and enhance the portability of personal data have evolved over time. Individuals whose personal information may be protected by law may include our customers, prospective customers, job applicants, employees and third parties. These initiatives, among other things, limit how companies can gather, maintain, use, transmit and otherwise process personal data and impose obligations on companies in their management of such data, including requiring companies like PNC to make available to consumers and authorized third parties certain data relating to transactions and accounts and establishing obligations for accessing such data. Financial services companies such as PNC necessarily gather, maintain, use, transmit and otherwise process a significant amount of personal data. These types of initiatives increase compliance complexity and related costs, may result in significant financial penalties for compliance failures, and may limit our ability to develop new products or respond to technological changes. This is particularly true as we expand our business and operations into new markets. Also, we are, or may become, subject to evolving and developing data privacy and security laws and regulations in other jurisdictions, including foreign jurisdictions even where our presence in such jurisdictions is minimal. Such legal and regulatory requirements also could heighten the reputational impact of actual or perceived misuses of personal data by us, our vendors or others who gain unauthorized access to our personal data. Other jurisdictions may adopt similar requirements that impose different and potentially inconsistent compliance burdens. The impacts will be greater to the extent requirements vary across jurisdictions.
Climate-related risks could adversely affect our business and performance, including indirectly through impacts on our customers.
There continues to be concern, including on the part of certain stakeholders and in certain jurisdictions where we do business or have operations, regarding climate-related risks and impacts (including physical risk and transition risk). These concerns have led and may continue to lead to efforts to mitigate those impacts. We and our customers may face cost increases, asset value reductions, the reduced availability of insurance or sufficient insurance to cover losses, operations disruptions and changes and other impacts because of climate change (including because of the increased frequency or severity of acute weather events and long-term shifts in the climate) and related governmental actions or societal responses to climate change. The impact on our customers will likely vary depending on their specific attributes, including their reliance on or role in carbon intensive activities and their transition plans, as well as their exposure to the effects of climate change. Consumers and businesses may also change their behaviors because of these concerns which creates transition risk for PNC arising from adjusting to these concerns. PNC and its customers will need to respond to any new laws and regulations as well as any changes in consumer and business preferences related to climate change. Among the impacts to PNC could be a drop in demand for our products and services, particularly in certain sectors if our products or services do
14    The PNC Financial Services Group, Inc. – 2025 Form 10-K

not support the environmental goals of our customers, or increased losses due to the impact of climate change on the collateral that secures customer borrowings. Our risk management needs to continue to evolve, or it may not be effective in identifying, measuring, monitoring and controlling climate risk exposure, particularly given that the timing, nature and severity of the impacts of climate change may not be predictable.
Additionally, the federal government has altered and may continue to alter climate policies or requirements in a way that conflicts with certain state-level policies or investor expectations. Such changes may present risk to PNC due to inconsistent expectations, requirements or costs. Environmental regulations or changes in the supply, demand or available sources of energy or other resources may affect the availability or cost of goods and services necessary to run our business and our customers’ businesses.
We have been and may continue to be subject to conflicting pressure from stakeholders and activists regarding how or when we take climate-related risks and impacts into account in our business practices or risk management. Further, there is ongoing scrutiny of climate-related policies, goals, including our use of and ability to achieve them, and disclosures, as well as conflicting pressure regarding the way in which climate may or should be considered by the financial sector, which could result in additional costs, reputational harm as a result of public sentiment, litigation and regulatory scrutiny (including from U.S. federal and state governments, policymakers and regulators), litigation and reduced investor and stakeholder confidence. The Risk Factor headed “We are at risk of an adverse impact on our business due to damage to our reputation” further discusses risks associated with our management of these matters.
Risks Related to the Use of Technology
The use of technology is critical to our ability to maintain or enhance the competitiveness of our businesses.
As a large financial services company, we handle a substantial volume of customer and other financial transactions. As a result, we rely heavily on information systems to conduct our business and to process, record, monitor and report on our transactions and those of our customers. Over time, we have seen more customer usage of technological solutions for financial needs as well as higher expectations of customers and regulatory requirements regarding effective and safe systems. As a result of these factors, the financial services industry continues to undergo rapid technological change with frequent introductions of new technology-driven products and services. Examples include expanded use of cloud computing, artificial intelligence (AI) and machine learning, biometric authentication, voice and natural language, data privacy and security enhancements and increased online and mobile device interaction with customers, including innovative ways that customers can manage their accounts.
In response to actual and anticipated customer behavior and expectations, as well as competitive pressures, we continue to invest in technology. We seek to automate functions previously performed manually, facilitate the ability of customers to engage in financial transactions and otherwise enhance the customer experience with respect to our products and services. This effort has involved and is likely to continue to involve the expenditure of considerable amounts of funds and other resources, which could be constrained to the extent that sustained adverse economic conditions and other factors described elsewhere in these Risk Factors negatively impact our business or financial performance. A failure to maintain or enhance our competitive position with respect to technology, whether because we fail to anticipate customer expectations, because our technological developments fail to perform as desired or are not rolled out in a timely manner, or because we fail to keep pace with our competitors, would likely cause us to lose market share or incur additional expense. Our ability to maintain or enhance our technological position is in part dependent on our ability to attract and retain talented employees.
Our use of technology is dependent on having the right to use its underlying intellectual property.
In some cases, we develop internally the intellectual property embedded in the technology we use. In others, we or our vendors license the use of intellectual property from others. Where we rely on access to third-party intellectual property, whether now or in the future, it may not be available to us on commercially reasonable terms or at all. If we fail to comply with any applicable obligations under our license agreements, or another person or entity were deemed to own intellectual property rights infringed, misappropriated or otherwise violated by our activities, we could be responsible for significant damages covering past activities and substantial fees to continue to engage in these types of activities. Our third-party licensors may also have the right to terminate the license, which may cause us to lose valuable rights, and could disrupt our operations. It also is possible that we could be prevented from using technology important to our business for at least some period of time. In such circumstances, there may be no alternative technology for us to use or it might be expensive to obtain. We could also suffer significant reputational damage in these circumstances. Protections offered by those from whom we license technology against these risks may be inadequate to cover any losses in full, and the measures we take to obtain, enforce and defend our intellectual property rights may not be successful in every jurisdiction or prevent infringement, misappropriation or other violation of our intellectual property rights. Over time, there have been and continue to be instances where technology used by PNC has been alleged to have infringed, misappropriated or otherwise violated intellectual property rights held by others, and, in some cases, we have suffered related losses. In certain situations, we may be compelled to engage in intellectual property-related litigation to enforce or defend our intellectual property rights, which may incur significant expenses and may be perceived negatively by customers or industry peers.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  15

We could suffer a material adverse impact from failures and interruptions in the effective operation of our technology.
The need to ensure proper functioning and resiliency of our information and communications systems and other technology has become more important and challenging, and the costs involved in that effort continue to be high. Our ability to create, obtain, maintain and report on information in an accurate, timely and secure manner is a foundational component of our business. Effective management of our expanded digital products and services, geographic footprint and dispersed workforce heightens our need for secure, reliable and adequate information and communication systems and other technology. The risks of failures and interruptions result from a variety of factors. We are vulnerable to the impact of failures and interruptions of our technology to operate as needed or intended. Failures and interruptions leading to materially adverse impacts could include those resulting from human error, unexpected transaction volumes, or overall security, design or performance issues. In addition, our ability to use our technology effectively could be impacted due to design flaws, software bugs, errors, hardware failures, outages, bad weather, disasters, bad actors, terrorism, civil unrest, military conflict and the like. Such events could affect our technology directly or limit our use due to effects on key underlying infrastructure. Although we regularly update and replace technology that we depend on as our needs evolve and technology improves, we continue to utilize some older technology that may not be as reliable as newer ones. In addition, the implementation of and transition to new or updated technology creates risks related to associated timing and costs, disruptions in functionality for us or for customers, including the ability to perform functions critical to our business and operations, and longer-term failures to achieve desired improvements. Our ability to maintain, timely update and replace technology can become more challenging as the speed, frequency, volume, interconnectivity and complexity of information on technology increases. In some cases, the risk results from the potential for bad acts on the part of others, discussed in more detail in the Risk Factor headed “We are vulnerable to the risk of cyber attacks and breaches affecting the functioning of technology or the confidentiality of information that could adversely affect our customers and our business.”
We rely on technology maintained by other companies. We use other companies both to provide products and services directly to us and to assist us in providing products and services to our customers. Others provide the infrastructure that supports, for example, communications, payment, clearing and settlement systems, or information processing and storage. These companies range from those providing highly sophisticated information processing to those that provide fundamental services, such as electric power and telecommunications. In some cases, these other companies themselves utilize third parties to support their delivery of products and services to us and our customers. Technology maintained by or for these other companies is generally subject to many of the same risks we face with respect to our technology and thus their issues could have a negative impact on PNC. We have less ability to provide oversight over other companies’ technology. Any delays in receiving timely information from impacted companies upon whom we rely can affect our ability to detect, mitigate and remediate any failures or interruptions, including our ability to fully meet applicable disclosure requirements for a given incident. We may also be held responsible for failures and interruptions, including our ability to fully meet applicable disclosure requirements for a given incident. We may also be held responsible for failures and interruptions attributed to such other companies upon whom we rely as they relate to the information we share with them. We also face a risk that such other companies may be unable or unwilling to continue to provide products or services to meet our current or future needs, including in an efficient, cost-effective or favorable manner. Any transition to alternative products or services may be difficult to implement, may cause us to incur significant time and expense and may disrupt or degrade our ability to deliver our products and services.
The occurrence of any failure or interruption of any of our information or communications systems or other system, or those of other companies on which we rely, including those where there is not a reasonably available alternative, could result in a wide variety of adverse consequences to us. This risk is greater if the issue is widespread, extends for a significant period of time, or results in financial losses to our customers. The consequences include our ability to use our accounting, deposit, loan, payment and other systems, errors in transactions or impaired system functionality with customers, vendors or other parties, damage to our reputation or a loss of customer business (which could occur even if the negative impact on customers was de minimis) and litigation or additional regulatory scrutiny relating to such events (which in turn could lead to liability or other sanctions, including fines and penalties or reimbursement of adversely affected customers). In order to address ongoing and future risks, we may need to expend significant resources to support protective security measures and investigate, mitigate and remediate any vulnerabilities of our technology. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, failures or interruptions at financial institutions, whether at PNC or others, could lead to a general loss of customer confidence in financial institutions, including us, and broadly increase legislative, regulatory and customer concerns regarding the functioning, safety and security of such technology. In that case, we would expect to incur even higher levels of costs with respect to prevention, mitigation and remediation of these risks.
We are vulnerable to the risk of cyber attacks and breaches affecting the functioning of technology or the confidentiality of information that could adversely affect our customers and our business.
Most corporate and commercial financial transactions are now handled electronically, and our customers increasingly use online access as well as mobile and cloud technologies to access our products and services. The ability to conduct business with us in this manner depends on the gathering, maintenance, use, transmission and other processing of vast amounts of digital information in electronic form. As a result, in the ordinary course of business, we gather, maintain, use, transmit and otherwise process vast amounts of digital information about us, our customers and our employees. This information tends to be confidential or proprietary and much of it is highly sensitive and personal. Such confidential, proprietary, sensitive and personal information includes information sufficient
16    The PNC Financial Services Group, Inc. – 2025 Form 10-K

to support identity theft and includes personal health information, as well as information regarding business plans and financial performance that has not been made public. As a result, efforts by bad actors to engage in various types of cyber attacks and breaches, including by way of computer viruses, hacking, ransomware and other malware, denial of service attacks, credential staffing, phishing, social engineering, account takeovers, insider threats and supply chain attacks pose serious risks to our business and reputation.
We are faced with ongoing, nearly continual, efforts by others to breach data security at financial institutions or with respect to financial transactions. The effectiveness of these efforts may be enhanced using AI. These efforts may be to obtain access to confidential information, often with the intent of stealing from or defrauding us or our customers, or to disrupt our ability to conduct our business, including by destroying or impairing access to information gathered, maintained, used, transmitted or otherwise processed by us. Some of these involve efforts to enter our technology directly by going through or around our security protections. Others involve the use of social engineering schemes to gain access to confidential information from our employees, customers or vendors. The modernization of the payment systems, including near real-time movement solutions, increases the complexity of preventing and detecting these attacks and recovering fraudulent transactions. Our risk and exposure to cyber attacks and breaches is heightened because of our expanded digital products and services, geographic footprint and dispersed workforce, which results in more access points to our network. The same risks are presented by attacks potentially affecting information held by third parties on our behalf or accessed by third parties, including those offering financial applications, on behalf of our customers. These risks also arise when third parties with whom we do business, or their vendors or other entities with whom they do business, are themselves subject to cyber attacks and breaches, which has impacted our business and may do so in the future. Our ability to protect confidential information is even more limited with respect to such information gathered, maintained, used, transmitted or otherwise processed by these parties. For example, we are likely to be limited in our ability to identify and quickly resolve cyber attacks and breaches that may impact our business the further removed an entity is from our business, such as when a cyber attack or other data security breach occurs at vendors of our vendors. We may suffer reputational damage or legal liability for unauthorized access to customer information gathered, maintained, used, transmitted or otherwise processed by other parties, even if we were not responsible for preventing such access and had no reasonable way of preventing it.
Our customers often use their own devices, such as computers, smartphones and tablets, to do business with us and may provide their customer information (including passwords and other confidential information) to a third party in connection with obtaining services from that third party, including those offering financial applications. Although we take steps to provide safety and security for our customers’ transactions with us and their customer information, to the extent they utilize their own devices or provide third parties access to their accounts, our ability to assure such safety and security is necessarily limited. These risks are heightened as we and others continue to expand mobile applications, cloud solutions and other internet-based financial product offerings. For example, a number of our customers use financial applications to help manage their finances and investments, including through the aggregation of banking or other financial information that may require our customer to provide their secure banking credentials or account-identifying information to the financial application to aggregate this financial data. In some instances, third-party data aggregators are used by the financial application to access customers’ accounts and obtain the customers’ data and may be obtaining secure banking credentials or account-identifying information from our customers which has the potential to facilitate fraud if it is not properly protected. This has resulted in incidences of fraud, including automated clearing house fraud, credit card fraud and wire fraud, enabled through the use of synthetic identities and through account takeovers via these platforms. In addition, transactions by customers on financial applications that facilitate payments and fund transfers have also been fraudulently induced. These transactions occur when a customer authorizes payment to a recipient that fraudulently induced the customer into transferring a payment to such recipient. PNC has and may continue to face increased financial exposure due to activity associated with the increased use of these applications and data aggregators. Even where PNC does not have financial exposure for losses, PNC and the third parties with whom we do business could suffer increased reputational harm or regulatory scrutiny when such losses occur.
As our customers regularly use PNC-issued credit and debit cards to pay for transactions with retailers and other businesses, there is also the risk of cyber attacks and other data security breaches at those other businesses covering PNC account information. When our customers use PNC-issued cards to make purchases from those businesses, card account information often is provided to such businesses. If a business’s systems that gather, maintain, use, transmit and otherwise process card account information are subject to a cyber attack or other data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. We can be responsible for reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to cyber attacks and breaches, such as replacing cards associated with compromised card accounts. In addition, we provide card transaction processing services to some merchant customers under agreements we have with payment networks such as Visa and Mastercard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a cyber attack or other data security breach. Moreover, to the extent more confidential information becomes available to bad actors through the cumulative effect of cyber attacks breaches at companies generally, bad actors may find it easier to use such information to gain access to our customer accounts.
Other cyber attacks and data security breaches are not focused on gaining access to credit card or user credential information, but instead seek access to a range of other types of confidential information, such as internal emails and other forms of customer financial information, and this information may be used to support a ransomware attack. Ransomware attacks have sought to deny access to data and possibly shut down systems and devices maintained by target companies. In a ransomware attack, system data is encrypted, stolen or extorted, or access is otherwise denied, accompanied by a demand for ransom to restore access to the data or to prevent
The PNC Financial Services Group, Inc. – 2025 Form 10-K  17

public disclosure of confidential information. Cyber attacks and data security breaches have also been conducted through business email compromise scams that involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. These types of phishing attacks have increased over time, and they have evolved to include other types of attacks like vishing (through voice messages) and smishing (through SMS text). Other cyber attacks and data security breaches have included distributed denial of service attacks, in which individuals or organizations flood commercial websites with extraordinarily high volumes of traffic with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. Similarly, cyber attacks and breaches have been conducted through application program interfaces where bad actors seek to exploit the interfaces between mobile or web applications. We (as well as other financial services companies) have been subject to such cyber attacks and breaches. Recent cyber attacks and breaches have also included the insertion of malware into software updates and the infection of software while it is under assembly, known as a “supply chain attack.” Cyber attacks and breaches affecting our customers may put these relationships at risk, particularly if customers’ ability to continue operations is impaired due to the losses suffered. The techniques used in cyber attacks and breaches change rapidly and are increasingly sophisticated, including through the use of generative AI and deepfakes, and we expect in the future through the use of quantum computing, and we may not be able to anticipate cyber attacks or other data security breaches. Additionally, cyber attacks and breaches in some cases appear to be supported by foreign governments or other well-financed entities and often originate from less regulated and remote areas of the world. We have seen a higher volume and complexity of attacks during times of increased geopolitical tensions.
In addition to threats from external sources, insider threats represent a significant risk to us. Insiders, including those having legitimate access to our information, communications systems and other technology and the information contained therein, have the easiest opportunity to make inappropriate use of their access. Addressing that risk requires understanding not only how to protect us from unauthorized use and disclosure of data, but also how to engage behavioral analytics and other tools to identify potential internal threats before any damage is done. As more work is conducted outside of PNC’s facilities, the risk of improper access to PNC’s network or confidential information has increased, including for reasons such as a failure by an employee or contractor to secure a device with PNC access.
Cyber attacks and breaches often are not recognized until launched against a target and may go undetected for a period of time (or remain undetected), with the adverse consequences likely greater the longer it takes to discover the problem. As a result, we may be unable to implement adequate preventative measures to address these methods in advance of such cyber attacks and breaches. We have been and expect to continue to be the target of some of these types of cyber attacks and breaches. To date, none of these types of cyber attacks or other data security breaches has had a material impact on us. Nonetheless, we cannot entirely block efforts by bad actors to harm us, and there can be no assurance that future cyber attacks or other data security breaches will not be material. Attacks on others, some of which have led to serious adverse consequences, demonstrate the risks posed by new and evolving types of cyber attacks and breaches.
We need effective programs to limit the risk of failures, interruptions and security breaches occurring in our technology and to mitigate and remediate the impact when they do.
We have policies, procedures, systems and programs (including cybersecurity and business continuity programs) designed to prevent, mitigate and remediate the effect of failures, interruptions and security breaches in our technology. We continue to devote appropriate resources toward improving the reliability of our policies, procedures, systems and programs and their security against external and internal threats and expect to continue to do so in the future. We design our business continuity and other information and technology risk management programs to allow us to provide services in the case of an event resulting in material disruptions of business activities affecting our employees, facilities, technology or suppliers. We cannot guarantee the effectiveness of our policies, procedures, systems and programs to protect us in any future situation, nor can we guarantee the effectiveness of our oversight of risk arising from third parties upon whom we rely. Although we have policies, procedures, systems and programs designed to mitigate third-party risk, our ability to implement policies, procedures, systems and programs designed to prevent or limit the effect of possible failures, interruptions or security breaches impacting third-party technology, including the financial services industry infrastructure generally, is necessarily limited. Should such an adverse event occur, we may not have financial protection from the other third-party sufficient to compensate us or otherwise protect us from the consequences. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or any losses at all, and there can be no guarantee that our insurer will not deny coverage to any particular claim in the future or that such insurance will continue to be available on commercially reasonable terms or at all. As a result, we could suffer material financial and reputational losses in the future from any failures, interruptions or security breaches or the perceptions thereof, whether or not this perception is correct.
We may be unable to implement adequate preventive or mitigating measures to address failures, interruptions and security breaches in advance. Even with our proactive and defensive measures in place, such adverse events are likely to occur, and there remains the risk that one or more such events would be material to PNC. Our ability to mitigate and remediate the adverse consequences of such events is in part dependent on the quality of our business continuity planning, our ability to identify and understand threats to us from a holistic perspective, our ability to anticipate the timing and nature of any such event that occurs, with novel or unusual events posing a greater risk, and our ability to identify and quickly resolve vulnerabilities in our technology and those of third parties upon which we rely. Cyber attacks and breaches often are not recognized until launched against a target and may go undetected for a period of time,
18    The PNC Financial Services Group, Inc. – 2025 Form 10-K

with the adverse consequences likely greater the longer it takes to discover the problem. In many cases, it also depends on the preparedness and responses of national or regional governments, including emergency responders, or on the part of other organizations and businesses with which we deal. Additionally, our failure to communicate failures, interruptions and security breaches appropriately to relevant parties could result in regulatory, legal, operational and reputational risk. See Item 1C Cybersecurity of this Report for more information on our cybersecurity risk management program.
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
Our credit risk may be exacerbated when the value of collateral held by us to secure obligations to us cannot be realized, including because of legal or regulatory changes, or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivatives exposure due to us. In addition, credit risk may be exacerbated when counterparties are unable to post collateral, whether for operational or other reasons.
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
In the ordinary course of business, we often have heightened credit exposure to a particular industry, geography, asset class or financial market. As an example, loans secured by real estate typically represent a significant percentage of our overall credit portfolio. It also represents a portion of the assets underlying our investment securities. While there are limitations on the extent of total exposure to an individual consumer or business borrower, events adversely affecting some of our clients or counterparties, based on individual factors or the nature or location of their business, or asset classes or financial markets in which we are involved, could materially and adversely affect us. Declining economic conditions also may impact commercial borrowers more than consumer borrowers, or vice versa. In addition, we execute transactions with counterparties in the financial services industry. Financial services institutions are interconnected because of trading, funding, clearing or other relationships. As a result, uncertainty about the stability of other financial services institutions could lead to market-wide losses and defaults. Thus, the concentration and mix of our assets may affect the severity of the impact of recessions or other economic downturns on us.
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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  19

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
The rates on some interest-bearing instruments adjust promptly in accordance with changes in market rates, while others adjust only periodically or are fixed throughout a defined term. As a result, the impact of changes in interest rates can be either increased or diluted due to differences in the relative variability of the rates paid on our liabilities in relation to the rates received on our assets. The extent to which we have elected to hedge interest rate risk through interest rate swaps also affects the impact of rate changes. We attempt to manage the balance sheet to increase our benefit or reduce negative impacts from future movements in interest rates, but failures to anticipate actual movements may have the opposite result. In addition, we do not generally hedge all of our risk and our attempt to hedge risk does not mean we will be successful.
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
20    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
We use financial and statistical models throughout many areas of our business, relying on them to inform decision making, automate processes, and estimate many financial values. Although it currently impacts a minority of the overall number of models that we use, we increasingly use models related to how we do business with customers and for internal process automation that leverage AI/machine learning algorithms. These models can be more predictive, but because of the complex way in which the many variables in AI/machine learning models interact, the results of these models are often less interpretable than traditional statistical models. Examples of model use include determining the pricing of various products, identifying potentially fraudulent or suspicious transactions, marketing to potential customers, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, and assessing capital adequacy. We depend significantly on models for credit loss accounting under CECL, capital stress testing and estimating the value of items in our financial statements.
Models generally predict or infer certain financial outcomes, leveraging historical data and assumptions as to the future, often with respect to macroeconomic conditions. Development and implementation of some of these models, such as the models for credit loss accounting under CECL, require us to make difficult, subjective and complex judgments. Other models are used to support decisions made regarding how we do business with customers. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output will be adversely affected due to the inadequacy of that information. For example, our models may not be effective if historical data does not accurately represent future events or environments or if our models rely on erroneous, incomplete, biased, or otherwise flawed data, formulas, algorithms or assumptions and our internal model review processes fail to detect and address these flaws. Models, if flawed, could cause information we provide to the public or to our regulators to be inaccurate, incomplete or misleading. Some of the decisions that our regulators make, including those related to capital distribution to our shareholders, would likely be affected adversely if they perceive that the quality of the relevant models we use is insufficient. Finally, flaws in our models that negatively impact our customers or our ability to comply with applicable laws and regulations could negatively affect our reputation or result in fines and penalties from our regulators. Moreover, our use of AI/machine learning algorithms is subject to a variety of existing laws and regulations, including intellectual property, privacy (including with respect to automated decision making), consumer protection and federal equal opportunity laws and regulations, and additional new laws and regulations, and new applications or interpretations of existing laws and regulations, related to AI/machine learning algorithms may impact our ability to develop, use and commercialize AI/machine learning algorithms.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  21

Risks Related to Our Need for Customers
Our success depends on our ability to attract and retain customers for our products and services.
Our performance is subject to risks associated with declines in customer demand for our products and services. As a result of the nature of those products and services, we are particularly at risk of losses of economic confidence or customer trust in us or, more broadly, in financial services institutions like us. Economic and market developments may affect consumer and business confidence levels. If customers lose confidence due to concerns regarding the economy, the demand for our products and services could suffer. If we fail to attract and retain customers, demand for our loans and other financial products and services could decrease, and we could experience adverse changes in payment patterns. We could lose interest income from a decline in credit usage and noninterest income from a decline in product sales, investments and other transactions. Demand for our products and services could also suffer as many of the risks to PNC related to the economy and other external factors, including regulation, such as changes to tax laws and tax rates, could negatively impact consumers and businesses and their interest in or ability to use our products and services.
Our ability to attract and retain customer deposits is impacted by the levels of interest rates, as customers balance the benefits of bank accounts with deposit insurance and some of the convenience associated with more traditional banking products against the possibility of higher yields from other investments. In general, if the spread between the rates we offer and those offered by alternatives to bank accounts widens, customers are often willing to forego the benefits of bank accounts (such as FDIC insurance) for higher returns elsewhere. Our customers have removed and could continue to remove money from deposit accounts with us in favor of other banks or other types of products, such as emerging financial technologies, including digital wallets, non-fungible tokens and digital currencies and cryptocurrencies (including stablecoins). In such circumstances, we need to increase rates to levels that are seen as competitive or lose customers, in either case with a negative impact to net interest income. In addition, deposits are a low-cost source of funds for us. Therefore, losing deposits could increase our funding costs and reduce our net interest income. Loss of customers could also harm noninterest income by decreasing fee-bearing transaction volume. In addition, when rates are higher, customers tend to shift deposits from noninterest-bearing accounts to interest-bearing ones, thereby negatively impacting net interest income.
Our customers increasingly use third-party financial applications that are expected to interface with their PNC accounts. This use leads to the risk that issues with respect to the effective functioning of that interface, regardless of cause, could result in a loss of customers as they seek banking relationships that work better with these other applications.
News or other publicity that harms our reputation, or harms the reputation of our industry generally, could cause a loss of customers or a reduction in the extent to which customers do business with us. This is described further in the Risk Factor headed “We are at risk of an adverse impact on our business due to damage to our reputation.”
In our asset management business, investment performance is an important factor influencing the level of assets that we manage. Poor investment advice or performance could hurt revenue and growth as existing clients might withdraw funds in favor of better performing products. Additionally, the ability to attract funds from existing and new clients might diminish. Overall economic conditions may limit the amount that customers are able or willing to invest as well as the value of the assets they do invest. The failure or negative performance of products of other financial institutions could lead to a loss of confidence in similar products offered by us without regard to the performance of our products. Such a negative contagion could lead to withdrawals, redemptions and liquidity issues in such products and have an adverse impact on our assets under management and asset management earnings.
We are at risk of an adverse impact on our business due to damage to our reputation.
Our ability to compete effectively, to attract and retain customers and employees, and to grow our business is dependent on maintaining our reputation and having the trust of our customers, employees, the communities that we serve and other stakeholders. Many types of developments, if publicized, can negatively impact a company’s reputation with adverse consequences to its business.
Financial services companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is seen as illegal, unfair, deceptive, abusive, manipulative or otherwise wrongful. There also may be reputational damage from human error or systems failures viewed as having harmed customers without involving misconduct, including service disruptions or negative perceptions regarding our ability to maintain the security of our technology systems and protect client data. For example, we may suffer reputational harm to the extent that we are unable to successfully detect, prevent and remedy fraud that harms our clients. Our reputation may also be harmed by failing to deliver products and services of the quality expected by our customers and support the communities that we serve. Significant acquisitions by large banks also often attract public scrutiny, which may result in negative publicity that adversely affects our reputation if we engage in such transactions. We are also subject to the risk of reputational harm resulting from conduct of persons identified as our employees but acting outside of the scope of their employment, including through their misconduct, unethical behavior, or activities on personal social media. The reputational impact is likely greater to the extent that the bad conduct, errors or failures are pervasive, long-standing or affect a significant number of customers, particularly retail consumers. The negative impact of such reputational damage on our business may be disproportionate to the actual harm caused to customers. It may be severe even if we fully remediate any harm suffered by our customers. Furthermore, because we conduct most of our businesses under the “PNC” brand, negative public opinion about one business could also affect our other businesses. In addition, we could suffer reputational harm and a loss of customer trust as a result of the conduct of others in our industry even if we have not engaged in such conduct. We use third parties to help in many aspects of
22    The PNC Financial Services Group, Inc. – 2025 Form 10-K

our business, with the risk that their conduct can affect our reputation regardless of the degree to which we are responsible for it. The speed with which information spreads through social media and other news sources on the internet means that negative information about PNC can rapidly have a broadly adverse impact on our reputation. This applies regardless of whether or not the information is accurate. False information can also be spread from unaffiliated or parody social media accounts pretending to be official company communications channels. Once information has gone viral, it can be difficult to counter it effectively, either by correcting inaccuracies or communicating remedial steps taken for actual issues. The potential impact of negative information going viral means that material reputational harm can result from a single discrete or isolated incident.
To an increasing extent, financial services companies, including PNC, are facing criticism with accompanying reputational risk from activists, investors and stakeholders who believe companies should be focusing more or less on environmental, social and governance matters. Companies in our industry are targeted for engaging in business with specific customers or with customers in particular industries, where the customers’ activities, even if legal, are perceived as having harmful impacts on matters such as the environment, consumer health and safety, or society at large. At the same time, financial services firms are also facing criticism and reputational harm if they are perceived as declining to provide, ceasing to provide, or otherwise restricting, banking and other services to businesses engaged in lawful activities or individuals due to their political or social viewpoints. These matters can incur legal and regulatory risk, which is discussed further in the Risk Factor headed “We are at risk for the impact of adverse results in legal proceedings.” In addition, some stakeholders are seeking increased transparency and action from financial services companies with respect to environmental, social and governance activities, political activities and activities that are or may be perceived to be politically partisan in nature. Criticism has come in many forms, including protests at PNC facilities and social media campaigns. In some circumstances, our stakeholders have held and continue to hold conflicting views on the role PNC and other financial services companies should play in continuing to or refraining from financing certain sectors. In some cases, we are subject to potentially conflicting proposed and enacted state and local laws affecting our industry that regulate the manner in which or whether we may finance or service certain clients, industries or sectors. The potential for conflict may increase in instances where federal law is silent or is found not to preempt state law. Many of these issues are divisive without broad agreement as to the appropriate steps a company such as PNC should take. As a result, however we respond to such criticism, we expose ourselves to the risks that current or potential customers decline to do business with us (or encourage others to do so) or current or potential employees refuse to work for us. This can be true regardless of whether we are perceived by some as not having done enough to address these concerns or by others as having inappropriately yielded to these pressures. These pressures can also be a factor in decisions as to which business opportunities and customers we pursue, potentially resulting in foregone profit opportunities.
We operate in a highly competitive environment in terms of the products and services we offer and the geographic markets in which we conduct business.
We are subject to intense competition both from other financial institutions and from non-bank entities, including financial technology companies (often referred to as “fintech”). In many cases, non-bank entities can engage in many activities similar to ours or offer products and services desirable to our customers without being subject to the same types of regulation, supervision and restrictions that are applicable to banks, which could place us at a competitive disadvantage. Developments in the regulatory landscape relating to emerging financial technologies, including with respect to payment services and systems, lending, digital wallets, non-fungible tokens and digital currencies and cryptocurrencies (including stablecoins), may affect our customers’ needs and expectations for products and services. New technologies have required and could require us to spend more to modify or adapt our products and services to attract and retain customers or to match products and services offered by competitors, including fintech companies. The failure of PNC to develop and market products and services that meet evolving customer needs or demands, or deliver them effectively and securely to our customers, or a decision not to offer a particular product or service because we deem it to be speculative or risky, could affect PNC’s ability to attract or retain customers. Any such impact could, in turn, reduce PNC’s revenues. The competition we face is described in Item 1 of this Report under “Competition.”
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
Our performance and competitive position depend on our ability to attract, develop and retain high-performing employees. We face significant competition for these employees across many of our businesses and support areas. This presents greater risk as we expand into new markets, develop new product lines, or enhance staffing in certain areas, particularly technology. Competition for qualified personnel leads to increased expenses in affected business areas. Differences in demands, expectations and priorities of the workforce may require us to modify our recruiting and retention strategies to attract and retain employees. Limitations on the way regulated
The PNC Financial Services Group, Inc. – 2025 Form 10-K  23

financial institutions can compensate their officers and employees may make it more difficult for regulated financial institutions, including PNC, to compete with other companies for talent.
Risks Related to Other Operational Issues
We depend on the effectiveness and integrity of employees, and the systems and controls for which they are responsible, to manage operational risks.
We are a large company that offers a wide variety of products and services to a broad and diverse group of customers. We rely on our employees to design, manage and operate our systems and controls to ensure that we properly enter into, record and manage processes, transactions and other relationships with customers, suppliers and other parties with whom we do business. In some cases, we rely on employees of third parties to perform these tasks. We also depend on employees and the systems and controls for which they are responsible to ensure that we identify and mitigate the risks that are inherent in our relationships and activities. These concerns are increased when we change processes or procedures, introduce new products or services, acquire or invest in a business or implement new technologies, as we may fail to adequately identify or manage operational risks resulting from such changes. These concerns may be further exacerbated by employee turnover and labor shortages.
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
As a result of our necessary reliance on employees, whether ours or those of third parties, to perform these tasks and manage resulting risks, we are thus subject to human vulnerabilities. These range from innocent human error to misconduct or malfeasance, potentially leading to operational breakdowns or other failures. Our controls may not be adequate to prevent problems resulting from human involvement in our business, including risks associated with the design, operation and monitoring of automated systems. We may also fail to adequately maintain a culture of risk management among our employees. Errors by our employees or others responsible for systems and controls on which we depend and any resulting failures of those systems and controls to prevent unethical, fraudulent, improper or illegal conduct could result in significant harm to PNC. This harm could include customer remediation costs, regulatory fines or penalties, litigation or enforcement actions or limitations on our business activities. We could also suffer damage to our reputation, as described under “We are at risk of an adverse impact on our business due to damage to our reputation.”
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
24    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
Acquisition targets have their own risks specific to their businesses that could impact the success of an acquisition and its integration into PNC, such as:
•If a significant aspect of the value of a transaction is intellectual property, the extent to which the intellectual property may be utilized or protected and commercialized by PNC.
•If the acquisition includes loan portfolios, the extent of actual credit losses and the required allowance for credit losses following completion of the acquisition.
•If the acquisition involves entering into new businesses or geographic or other markets, potential limitations on our ability to take advantage of these opportunities because of our inexperience with respect to them.
•The results of litigation and governmental investigations that may be pending at the time of the acquisition or that may be filed or commenced thereafter, because of an acquisition or otherwise, are often hard to predict.
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
After closing, the success of an acquisition is likely partially dependent on our ability to retain and expand upon the acquired company’s customer base. It is also frequently subject to risks related to human capital, including risks related to integrating the corporate culture of the acquired company and, to the extent being retained, the quality of leadership of the acquired company.
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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  25

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning. This includes our ability to anticipate the nature of any such event that might occur. There can be no assurance that PNC’s resiliency planning will fully mitigate all potential resiliency risks to PNC, its customers, and third parties with which it does business, or that its resiliency planning will be adequate to address the effects of simultaneous occurrences of multiple or extended events. The adverse impact of these occurrences also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, many of which we depend on but have limited or no control over.
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

Information Security Program

PNC’s approach to cyber risk management, oversight and reporting is based on a well-structured information security program which has been approved by PNC’s Board of Directors. The program incorporates cyber risk considerations into day-to-day business activities and is responsible for protecting information assets to achieve business objectives in a secure manner and designed to keep customers’ information and their funds safe and available. Program capabilities are built against industry guidance and a security framework to identify risks to sensitive information, protect that information and maintain an appropriate response and recovery capability to help ensure resilience against information security incidents.

PNC’s information security program is designed to account for cybersecurity threats specifically targeting us and to ensure that PNC follows industry guidance and security frameworks for data protection, system development security, identity and access management, incident management, threat and vulnerability management, security operations management and third- and fourth-party security. Our program is continuously enhanced by threat intelligence, new regulations, industry guidance and disruptive new technologies. The program includes, among other things, annual security and privacy training for all PNC employees, phishing exercises, and informative articles and communications to raise employee awareness.

PNC’s information security program consists of policies and procedures for identifying new cyber risks and assessing their severity. PNC actively monitors and responds to the identified risks and overall cybersecurity threat landscape via active capabilities to share information and leverage intelligence, monitoring, and response capabilities across the security industry, which include cybersecurity threats, physical threats and fraud. PNC’s intelligence and analysis capabilities collaborate to analyze events and trends for possible response. PNC also maintains an incident response plan designed to handle potential or actual cybersecurity events that could impact us and our personnel, data, systems and customers, which is reviewed and refined periodically.

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
26    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

Role of Management

Management is directly involved in assessing and managing PNC’s risks from cybersecurity threats. PNC uses a three-lines-of-defense model where cybersecurity risk is managed and assessed by the first line of defense, led by the Chief Information Security Officer and the Head of Technology Risk Governance, and the second line of defense which is led by the Chief Technology Risk Officer under the leadership of the Chief Risk Officer. The first and second lines of defense are examined internally by our third line of defense, Internal Audit. The lines of defense model is designed to ensure appropriate oversight within the management structure. See the Risk Governance and Oversight section of Risk Management for more details on each of our lines of defense. In addition to the three lines of internal defense, PNC engages external consultants to assess and inform the program, as needed, and external assessors, consultants and auditors to review PNC’s program against those of industry peers.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding each of our executive officers as of February 19, 2026 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  27

Name	Age	Position with PNC	Year Employed (a)
Michael Abriatis	57	Executive Vice President and General Auditor	2003
Louis R. Cestello	63	Executive Vice President and Head of Regional Presidents	1990
William S. Demchak	63	Chairman and Chief Executive Officer (b)	2002
Deborah Guild	57	Executive Vice President and Head of Technology	2013
Vicki C. Henn	57	Executive Vice President and Chief Human Resources Officer	1994
Stacy Juchno	50	Executive Vice President and Chief Corporate Responsibility Officer	2009
Gregory H. Kozich	62	Senior Vice President and Controller	2010
Laura Long	53	Executive Vice President and General Counsel	2006
Stephanie Novosel	58	Executive Vice President and Head of Asset Management Group	2000
Alexander E. C. Overstrom	42	Executive Vice President and Head of Retail Banking	2014
Robert Q. Reilly	61	Executive Vice President and Chief Financial Officer	1987
Amanda Rosseter	57	Executive Vice President and Chief Communications and Brand Officer	2021
Michael D. Thomas	54	Executive Vice President and Head of Corporate & Institutional Banking	1997
Mark Wiedman	55	President	2025
Amy Wierenga	46	Executive Vice President and Chief Risk Officer	2024
(a)Where applicable, refers to year employed by predecessor company.
(b)Mr. Demchak also serves as a director. Biographical information for Mr. Demchak is included in “Election of Directors (Item 1)” in our Proxy Statement to be filed for the 2026 annual meeting of shareholders. See Item 10 Directors, Executive Officers and Corporate Governance of this Report for additional information.

Michael Abriatis was appointed Executive Vice President and General Auditor in February 2026. Mr. Abriatis joined PNC in 2003 and has held numerous management positions. Prior to being named to his current position, he served as Head of Non-Financial Risk Management for Independent Risk Management.

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

Stacy Juchno was appointed Executive Vice President in April 2014 and Chief Corporate Responsibility Officer in February 2026. Prior to being named to her current position, Ms. Juchno held numerous management roles including General Auditor and Senior Vice President and Director of Finance Governance and Oversight.

Gregory H. Kozich was appointed Senior Vice President in February 2011 and Corporate Controller in March 2011. Prior to joining PNC in 2010, Mr. Kozich was with the Federal National Mortgage Association as the Corporate Controller, and prior to that a partner with PricewaterhouseCoopers.

Laura Long was appointed Executive Vice President and General Counsel in September 2024. She previously served as Deputy General Counsel of Mergers & Acquisitions. Prior to joining PNC in 2006, Ms. Long was a corporate attorney at a Los Angeles law firm.

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
28    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

Mark Wiedman was appointed President in May 2025. Prior to joining PNC in 2025, he spent 21 years at BlackRock where he most recently served as Senior Managing Director, head of the Global Client Business and a member of the Global Executive Committee.

Amy Wierenga was appointed Executive Vice President and Chief Risk Officer in September 2025. Since joining PNC in 2024, she previously served as the Head of Financial and Model Risk for Independent Risk Management. Prior to joining PNC, Ms. Wierenga served as Managing Director, Investments and Chief Risk Officer at GCM Grosvenor and Partner, Chief Risk Officer and Head of Risk & Construction at BlueMountain Capital Management.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 10, 2026, there were 39,467 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). PNC’s ability to pay or increase dividends or otherwise return capital to shareholders is subject to PNC’s compliance with its SCB, which is determined through the Federal Reserve’s CCAR process as described in the Supervision and Regulation section in Item 1 of this Report. PNC’s SCB for the four-quarter period beginning October 1, 2025 is the regulatory minimum of 2.5%. See the Liquidity and Capital Management portion of the Risk Management section of Item 7 for more detail on our common shares still available for repurchase.

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

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2025 in the table (with introductory paragraph and notes) in Item 12 of this Report.
Our stock transfer agent and registrar is:
Computershare
150 Royall Street, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
Registered shareholders may contact Computershare regarding dividends and other shareholder services.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  29

We include here by reference the information that appears under the Common Stock Performance Graph caption at the end of this Item 5.

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the fourth quarter of 2025 are included in the following table.

2025 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – 31	452	$187.14	437	36,443
November 1 – 30	1,699	$186.06	1,699	34,744
December 1 – 31	—	$—	—	34,744
Total	2,151	$186.29	2,136
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
(b)The SCB framework permits capital return in amounts in excess of SCB minimum levels. Consistent with this framework, PNC had approximately 35% of the 100 million common shares still available for repurchase at December 31, 2025 under the repurchase program previously approved by our Board of Directors. First quarter 2026 share repurchase activity is expected to approximate $600 million to $700 million. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2025 is the regulatory minimum of 2.5%. Under the SCB framework, we repurchased 6.8 million shares in 2025 and 3.5 million shares in 2024.

Common Stock Performance Graph
This graph shows the cumulative total shareholder return on our common stock during the five-year period ended December 31, 2025, as compared with: (1) a selected performance peer group as set forth below and referred to as the “Peer Group”; (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the KBW Bank Index. The yearly points marked on the horizontal axis of the graph correspond to December 31 of each year. The stock performance graph assumes that $100 was invested on December 31, 2020 for the five-year period and that dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

30    The PNC Financial Services Group, Inc. – 2025 Form 10-K

	Base Period	Assumes $100 investment at Close of Market on December 31, 2020 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 2020	Dec. 2021	Dec. 2022	Dec. 2023	Dec. 2024	Dec. 2025
PNC	$100	$138.2	$112.6	$115.6	$149.6	$167.9	10.9%
S&P 500 Index	$100	$128.7	$105.4	$133.0	$166.3	$196.0	14.4%
KBW Bank Index	$100	$138.3	$108.7	$107.8	$147.9	$196.0	14.4%
2025 Peer Group	$100	$138.8	$114.1	$119.0	$164.0	$203.2	15.2%
2026 Peer Group	$100	$136.9	$118.6	$118.6	$159.9	$202.1	15.1%

Beginning in 2026, the Human Resources Committee of the Board has approved a new peer group to enhance comparability to peer disclosures. PNC’s 2026 peer group includes: Bank of America Corporation; Citizens Financial Group, Inc.; Huntington Bancshares;
Fifth Third Bancorp; JPMorgan Chase & Co.; KeyCorp; M&T Bank Corporation; Regions Financial Corporation; Truist Financial
Corporation; U.S. Bancorp; and Wells Fargo & Company.

PNC’s 2025 peer group includes: Bank of America Corporation; Capital One Financial Corporation; Citizens Financial Group, Inc.;
Fifth Third Bancorp; JPMorgan Chase & Co.; KeyCorp; M&T Bank Corporation; The PNC Financial Services Group, Inc.; Regions
Financial Corporation; Truist Financial Corporation; U.S. Bancorp; and Wells Fargo & Company. PNC’s 2025 peer group is included in the graph and table above for the purpose of providing comparative returns for the two groups.

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2020 to December 31 of that year, or the last business day of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly value.

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

ITEM 6 – RESERVED

The PNC Financial Services Group, Inc. – 2025 Form 10-K  31

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
32    The PNC Financial Services Group, Inc. – 2025 Form 10-K

•Loan demand, utilization of credit commitments and standby letters of credit, and
•The impact on customers and changes in customer behavior due to changing business and economic conditions or regulatory or legislative initiatives.

For additional information on the risks we face, see Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section in this Item 7.

FDIC Special Assessment

In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, subject to periodic adjustments based on the estimated total loss amount. In December 2025, the FDIC adopted an interim final rule allowing for potential offsets to assessments if the amount collected exceeds losses to the DIF. Based on these rules, PNC incurred pre-tax expenses of $515 million in 2023 and $112 million in 2024. Additionally, in 2025, PNC benefited from changes in the FDIC's expected losses which led to an accrual release of $60 million in the fourth quarter and $48 million in the third quarter, resulting in a $108 million accrual release for the full year. For additional information about the impact of the FDIC’s special assessment, see the Supervision and Regulation section in Item 1 Business.

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

Acquisition of FirstBank Holding Company

On January 5, 2026, PNC completed its acquisition of FirstBank Holding Company, including its banking subsidiary, FirstBank. As of close, FirstBank had $26.4 billion of assets, $16.0 billion of loans and $23.1 billion of deposits. Effective January 5, 2026, FirstBank’s financial results are included in PNC’s consolidated operations and will be reported in PNC’s first quarter 2026 results. Conversion of FirstBank customers to PNC Bank is expected to occur this summer. Until conversion, FirstBank will remain a separate bank subsidiary of PNC. See Note 24 Subsequent Events for additional details on the acquisition of FirstBank.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  33

Selected Financial Data

The following tables include selected financial data which should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance:

Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

	Year ended December 31
Dollars in millions, except per share data	2025	2024	2023
Summary of Operations
Net interest income	$14,410	$13,499	$13,916
Noninterest income	8,689	8,056	7,574
Total revenue	23,099	21,555	21,490
Provision for credit losses	779	789	742
Noninterest expense	13,834	13,524	14,012
Income before income taxes and noncontrolling interests	8,486	7,242	6,736
Income taxes	1,489	1,289	1,089
Net income	$6,997	$5,953	$5,647
Net income attributable to common shareholders	$6,619	$5,529	$5,153
Per Common Share
Diluted earnings	$16.59	$13.74	$12.79
Book value per common share	$140.44	$122.94	$112.72
Tangible book value per common share (non-GAAP) (a)	$112.51	$95.33	$85.08
Performance Ratios
Net interest margin (non-GAAP) (b)	2.83%	2.66%	2.76%
Noninterest income to total revenue	38%	37%	35%
Efficiency	60%	63%	65%
Return on:
Average common shareholders’ equity	12.90%	11.92%	12.35%
Average assets	1.24%	1.05%	1.01%
(a)See explanation and reconciliation of this non-GAAP measure in the Non-GAAP Financial Information section of this Item 7.
(b)See explanation and reconciliation of this non-GAAP measure in the Average Consolidated Balance Sheet and Net Interest Analysis and Non-GAAP Financial Information sections of this Item 7.

Table 2: Balance Sheet Highlights and Other Selected Ratios

	December 31
Dollars in millions, except as noted	2025	2024
Balance Sheet Highlights
Assets	$573,572	$560,038
Loans	$331,481	$316,467
Allowance for loan and lease losses	$4,410	$4,486
Interest-earning deposits with banks	$32,936	$39,347
Investment securities	$138,240	$139,732
Total deposits	$440,866	$426,738
Borrowed funds	$57,101	$61,673
Total shareholders’ equity	$60,585	$54,425
Common shareholders’ equity	$54,828	$48,676
Other Selected Ratios
Common equity tier 1 (a)	10.6%	10.5%
Dividend payout	39.8%	45.9%
Loans to deposits	75%	74%
Common shareholders’ equity to total assets	9.6%	8.7%
Average common shareholders’ equity to average assets	9.1%	8.2%
(a)The December 31, 2024 ratio is calculated to reflect PNC’s election to adopt the CECL optional five-year transition provisions.

34    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Income Statement Highlights

Net income for 2025 was $7.0 billion or $16.59 per diluted common share, an increase of $1.0 billion, or 18%, compared to net income of $6.0 billion, or $13.74 per diluted common share, for 2024. The increase was primarily due to higher net interest income and noninterest income, partially offset by higher noninterest expense.
•Total revenue increased $1.5 billion, or 7%, to $23.1 billion.
•Net interest income increased $0.9 billion, or 7%, to $14.4 billion and reflected lower funding costs, the continued benefit of fixed rate asset repricing and loan growth.
•Net interest margin increased to 2.83% for 2025 compared to 2.66% for 2024.
•Noninterest income increased $0.6 billion, or 8%, to $8.7 billion, primarily driven by growth in capital markets and advisory fees, card and cash management revenue and asset management and brokerage income.
•Provision for credit losses of $779 million for 2025 was driven by a net increase in the ACL, primarily due to commercial and industrial portfolio activity and changes to macroeconomic scenarios, partially offset by commercial real estate portfolio activity. Provision for credit losses was $789 million in 2024.
•Noninterest expense increased $310 million, or 2%, to $13.8 billion compared to 2024 driven by higher personnel costs, including higher variable compensation associated with increased business activity. These increases were partially offset by a decrease to other noninterest expense, primarily due to lower FDIC assessment expenses.

For additional detail, see the Consolidated Income Statement Review section of this Item 7.

Balance Sheet Highlights
Our balance sheet was well positioned at December 31, 2025. In comparison to December 31, 2024:
•Total assets increased primarily due to higher loan balances, partially offset by lower balances held with the FRB.
•Total loans increased $15.0 billion, or 5%, to $331.5 billion.
•Total commercial loans increased $16.3 billion, or 8%, to $232.5 billion, driven by growth in the commercial and industrial portfolio, reflecting new production, partially offset by lower commercial real estate loans.
•Total consumer loans decreased $1.3 billion, or 1%, to $99.0 billion, primarily due to lower residential real estate loans as paydowns outpaced originations, partially offset by growth in the auto loan portfolio.
•Investment securities decreased $1.5 billion, or 1%, to $138.2 billion, primarily due to net paydowns and maturities in the held-to-maturity portfolio, partially offset by net purchase activity in the available-for-sale portfolio.
•Interest-earning deposits with banks, primarily with the FRB, decreased $6.4 billion, or 16%, to $32.9 billion, primarily due to higher loan balances and lower borrowed funds, partially offset by higher deposits.
•Total deposits increased $14.1 billion, or 3%, to $440.9 billion, as higher interest-bearing deposits were partially offset by lower noninterest-bearing deposits. The increase in interest-bearing deposits was due to higher commercial and consumer deposits, partially offset by lower brokered time deposits. The decrease in noninterest-bearing deposits reflected lower commercial balances, partially offset by higher consumer balances.
•Borrowed funds of $57.1 billion decreased $4.6 billion, or 7%, primarily due to lower FHLB advances, partially offset by higher senior debt outstanding.

For additional detail, see the Consolidated Balance Sheet Review section of this Item 7.

Credit Quality Highlights
2025 reflected strong credit quality performance.
•At December 31, 2025 compared to December 31, 2024:
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.2 billion at both December 31, 2025 and 2024. ACL to total loans was 1.58% and 1.64% at December 31, 2025 and 2024, respectively.
•Overall loan delinquencies increased $61 million, or 4%, to $1.4 billion, as a result of higher commercial loan delinquencies, partially offset by lower consumer loan delinquencies.
•Nonperforming assets of $2.4 billion were stable.
•Net charge-offs of $0.7 billion or 0.23% of average loans in 2025 decreased $297 million compared to net charge-offs of $1.0 billion or 0.33% of average loans for 2024, reflecting lower commercial and consumer net loan charge-offs.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Item 7.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  35

Capital and Liquidity Highlights

We maintained strong capital and liquidity positions during 2025.
•Common shareholders’ equity increased $6.2 billion to $54.8 billion at December 31, 2025, due to the benefit of net income and an improvement in AOCI, partially offset by common dividends paid and common share repurchases.
•In 2025, we returned $3.9 billion of capital to shareholders through dividends on common shares of more than $2.6 billion and repurchases of 6.8 million common shares for $1.2 billion.
•On January 5, 2026, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.70 per share paid on February 5, 2026 to shareholders of record at the close of business January 20, 2026.
•Our CET1 capital ratio increased to 10.6% at December 31, 2025 from 10.5% at December 31, 2024.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. PNC’s SCB for the four-quarter period beginning October 1, 2025 is the regulatory minimum of 2.5%. See additional discussion of the CCAR process in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report and the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for more detail on our 2025 capital and liquidity actions as well as our capital ratios.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject, among other things, to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•PNC’s baseline forecast remains for continued expansion, but slower economic growth in 2026 than in 2024 and 2025. Tariffs remain a drag on consumer spending and business investment, while AI-related capex and wealth effects have been key supports to growth. Consumer spending growth is slowing to a pace more consistent with household income growth. The One Big Beautiful Bill will be a net positive for economic growth in 2026.
•The baseline forecast anticipates real GDP growth slowing to around 2% in 2026, with continued modest job gains and the unemployment rate at around 4.5%. Tariffs remain a risk to the outlook, and a reversal in sentiment around AI or a large decline in equity prices would be drags. Weaker labor force growth could lead to weaker long-run growth.
•Our baseline forecast is for the Federal Reserve to keep the federal funds rate unchanged in the first half of this year, in a range between 3.50% and 3.75%. We expect modest additional easing in the second half of the year with 25 basis points cuts at the FOMC meetings in July and September 2026, resulting in a federal funds rate in the range of 3.00% to 3.25% by the fall. However, there are two-sided risks to this outlook: (1) if inflation re-accelerates or proves more persistent than expected, the Federal Reserve may cut less or (2) if growth falters or recession emerges, easing could be deeper and more prolonged.

See Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

For the full year 2026, compared to full year 2025, we expect:
•Average loans to be up approximately 8%,
•Net interest income to be up approximately 14%,
•Noninterest income to be up approximately 6%,
•Revenue to be up approximately 11%,
•Noninterest expense, excluding one-time integration costs, to be up approximately 7%, and
•The effective tax rate to be approximately 19.5%.

For the first quarter of 2026, compared to the fourth quarter of 2025, we expect:
•Average loans to be up approximately 5%,
•Net interest income to be up approximately 6%,
•Fee income to be down 1% to 2%,
•Other noninterest income to be between $150 million and $200 million,
•Revenue to be up 2% to 3%,
•Noninterest expense, excluding one-time integrations costs, to be up approximately 4%,
•Net loan charge-offs to be approximately $200 million, and
•Average diluted shares to be approximately 406 million.

We expect to incur non-recurring merger and integration costs of approximately $325 million, the majority of which we expect to be recognized in the first half of 2026.

36    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Noninterest income, revenue and other noninterest income guidance does not forecast net securities gains or losses or Visa activity. We are unable to provide a meaningful or accurate reconciliation of forward-looking non-GAAP measures, without unreasonable effort, to their most directly comparable GAAP financial measures. This is due to the inherent difficulty of forecasting the timing and amounts necessary for the reconciliation when such amounts are subject to events that cannot be reasonably predicted, as noted in our Cautionary Statement. Accordingly, we cannot address the probable significance of unavailable information.

CONSOLIDATED INCOME STATEMENT REVIEW
Our Consolidated Income Statement is presented in Item 8 of this Report. For the comparison of 2024 over 2023, see the Consolidated Income Statement Review section in our 2024 Form 10-K.

Net income for 2025 was $7.0 billion, or $16.59 per diluted common share, an increase of $1.0 billion, or 18%, compared to net income of $6.0 billion, or $13.74 per diluted common share, for 2024. The increase was primarily due to higher net interest income and noninterest income, partially offset by higher noninterest expense.

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	2025			2024
Year ended December 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$142,697	3.29%	$4,694	$140,742	2.94%	$4,144
Loans	323,381	5.74%	18,569	319,794	6.08%	19,456
Interest-earning deposits with banks (b)	33,360	4.31%	1,439	43,145	5.34%	2,303
Other	13,245	5.45%	722	9,135	6.70%	612
Total interest-earning assets/interest income	$512,683	4.96%	25,424	$512,816	5.17%	26,515
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$335,529	2.23%	7,497	$324,435	2.59%	8,401
Borrowed funds	64,101	5.30%	3,400	74,061	6.05%	4,484
Total interest-bearing liabilities/interest expense	$399,630	2.73%	10,897	$398,496	3.23%	12,885
Interest rate spread		2.23%			1.94%
Impact of noninterest-bearing sources		0.60			0.72
Net interest margin/income (non-GAAP)		2.83%	14,527		2.66%	13,630
Taxable-equivalent adjustments			(117)			(131)
Net interest income (GAAP)			$14,410			$13,499
(a)Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. For more information, see Table 38 Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) of this Item 7.
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

Net interest income increased $0.9 billion, or 7%, and net interest margin increased 17 basis points in 2025 compared with 2024 and reflected lower funding costs, the continued benefit of fixed rate asset repricing and loan growth.

Average investment securities increased $2.0 billion, or 1%, driven by net purchase activity of residential mortgage-backed securities and U.S. Treasury and government agency securities. Average investment securities represented 28% of average interest-earning assets in 2025 compared to 27% in 2024.

Average loans increased $3.6 billion, or 1%, primarily due to growth in commercial and industrial loans, partially offset by a decline in commercial and residential real estate loans. Average loans represented 63% of average interest-earning assets in 2025 compared to 62% in 2024.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  37

Average interest-earning deposits with banks decreased $9.8 billion, or 23%, primarily due to lower borrowed funds outstanding and increased loan balances, partially offset by higher deposit balances.

Average interest-bearing deposits increased $11.1 billion, or 3%, reflecting growth in commercial and consumer deposits, partially offset by lower brokered time deposits. In total, average interest-bearing deposits represented 84% of average interest-bearing liabilities in 2025 compared to 81% in 2024.

Average borrowed funds decreased $10.0 billion, or 13%, primarily due to lower FHLB advances, partially offset by higher senior debt outstanding.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Item 7.

Noninterest Income
Table 4: Noninterest Income

Year ended December 31			Change
Dollars in millions	2025	2024	$	%
Noninterest income
Asset management and brokerage	$1,597	$1,485	$112	8%
Capital markets and advisory	1,548	1,250	298	24%
Card and cash management	2,899	2,770	129	5%
Lending and deposit services	1,310	1,259	51	4%
Residential and commercial mortgage	571	581	(10)	(2)%
Other income
Gain on Visa shares exchange program	—	754	(754)	*
Securities gains (losses)	(9)	(500)	491	*
Other	773	457	316	69%
Total other income	764	711	53	7%
Total noninterest income	$8,689	$8,056	$633	8%
 *- Not Meaningful

Noninterest income as a percentage of total revenue was 38% for 2025 and 37% for 2024.

Asset management and brokerage fees increased reflecting the impact of higher average equity markets, higher annuity sales and net inflows. PNC’s discretionary client assets under management increased to $234 billion at December 31, 2025 compared to $211 billion at December 31, 2024, primarily due to higher spot equity markets and net inflows. Capital markets and advisory fees increased primarily due to higher merger and acquisition advisory activity and increased trading revenue. Card and cash management revenue growth was driven by higher treasury management fees and increased credit card and debit card revenue. Lending and deposit services grew as a result of increased customer activity and growth in consumer checking accounts. Residential and commercial mortgage decreased due to lower residential mortgage revenue, partially offset by higher commercial mortgage revenue.

Other noninterest income increased reflecting lower negative Visa derivative adjustments and higher private equity revenue. Visa derivative adjustments were negative $114 million in 2025, primarily related to litigation escrow funding, compared to negative $274 million in 2024. Other noninterest income in 2024 included a $754 million gain resulting from PNC’s participation in the Visa exchange program and a $497 million loss related to the repositioning of our investment securities portfolio.

Further details regarding our customer-related trading activities are included in the Market Risk Management – Customer-Related Trading Risk portion of the Risk Management section of this Item 7. Further details regarding private and other equity investments are included in the Market Risk Management – Equity and Other Investment Risk section.

38    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Noninterest Expense
Table 5: Noninterest Expense

Year ended December 31			Change
Dollars in millions	2025	2024	$	%
Noninterest expense
Personnel	$7,782	$7,302	$480	7%
Occupancy	962	954	8	1%
Equipment	1,606	1,527	79	5%
Marketing	378	362	16	4%
Other	3,106	3,379	(273)	(8)%
Total noninterest expense	$13,834	$13,524	$310	2%

Noninterest expense increased compared to 2024, driven by higher personnel costs, including higher variable compensation associated with increased business activity. These increases were partially offset by a decrease to other noninterest expense, primarily due to lower FDIC assessment expenses. Other noninterest expense in 2025 included a $108 million accrual release related to the FDIC’s special assessment. Other noninterest expense in 2024 included a $120 million PNC Foundation contribution expense in the second quarter and $112 million in costs related to the FDIC’s special assessment. Noninterest expense in 2024 also included $97 million of impairments in the fourth quarter, primarily related to technology investments.

We exceeded our 2025 continuous improvement program savings goal of $350 million. Our goal for 2026 is $350 million.

Effective Income Tax Rate
The effective income tax rate was 17.5% for 2025 compared with 17.8% for 2024. Both periods included the favorable resolution of certain tax matters.

The effective tax rate is generally lower than the statutory rate primarily due to tax credits we receive from our investments in low- income housing and new markets investments, as well as earnings on other tax exempt investments. Additional information regarding our effective tax rate is included in the Reconciliation of Statutory and Effective Tax Rates table in Note 18 Income Taxes.
Provision for Credit Losses
Table 6: Provision for Credit Losses

Year ended December 31
Dollars in millions	2025	2024
Provision for (recapture of) credit losses
Loans and leases	$660	$741
Unfunded lending related commitments	97	56
Investment securities	1	(10)
Other financial assets	21	2
Total provision for credit losses	$779	$789

Provision for credit losses of $779 million for 2025 was driven by a net increase in the ACL, primarily due to commercial and industrial portfolio activity and changes to macroeconomic scenarios, partially offset by commercial real estate portfolio activity.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  39

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 8 of this Report. For additional detail of the comparison of 2024 over 2023, see the Consolidated Balance Sheet Review section in our 2024 Form 10-K.
Table 7: Summarized Balance Sheet Data

	December 31	December 31	Change
Dollars in millions	2025	2024	$	%
Assets
Interest-earning deposits with banks	$32,936	$39,347	$(6,411)	(16)%
Loans held for sale	1,939	850	1,089	128%
Investment securities	138,240	139,732	(1,492)	(1)%
Loans	331,481	316,467	15,014	5%
Allowance for loan and lease losses	(4,410)	(4,486)	76	2%
Mortgage servicing rights	3,659	3,711	(52)	(1)%
Goodwill	10,959	10,932	27	—%
Other	58,768	53,485	5,283	10%
Total assets	$573,572	$560,038	$13,534	2%
Liabilities
Deposits	$440,866	$426,738	$14,128	3%
Borrowed funds	57,101	61,673	(4,572)	(7)%
Allowance for unfunded lending related commitments	818	719	99	14%
Other	14,151	16,439	(2,288)	(14)%
Total liabilities	512,936	505,569	7,367	1%
Equity
Total shareholders’ equity	60,585	54,425	6,160	11%
Noncontrolling interests	51	44	7	16%
Total equity	60,636	54,469	6,167	11%
Total liabilities and equity	$573,572	$560,038	$13,534	2%
Our balance sheet was well positioned at December 31, 2025. In comparison to December 31, 2024:
•Total assets increased primarily due to higher loan balances, partially offset by lower balances held with the FRB.
•Total liabilities increased driven by higher deposit balances, partially offset by lower borrowed funds.
•Total equity increased due to the benefit of net income and an improvement in AOCI, partially offset by dividends paid and common shares repurchased.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our ACL related to total loans is included in the Credit Risk Management section and Critical Accounting Estimates and Judgments section of this Item 7, Note 1 Accounting Policies and Note 3 Loans and Related Allowance for Credit Losses. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section of this Item 7 and in Note 19 Regulatory Matters.
40    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Loans
Table 8: Loans

	December 31	December 31	Change
Dollars in millions	2025	2024	$	%
Commercial
Commercial and industrial	$195,723	$175,790	$19,933	11%
Commercial real estate	29,565	33,619	(4,054)	(12)%
Equipment lease financing	7,175	6,755	420	6%
Total commercial	232,463	216,164	16,299	8%
Consumer
Residential real estate	43,760	46,415	(2,655)	(6)%
Home equity	25,941	25,991	(50)	—%
Automobile	16,591	15,355	1,236	8%
Credit card	7,014	6,879	135	2%
Education	1,468	1,636	(168)	(10)%
Other consumer	4,244	4,027	217	5%
Total consumer	99,018	100,303	(1,285)	(1)%
Total loans	$331,481	$316,467	$15,014	5%
Commercial loans increased driven by growth in the commercial and industrial portfolio, reflecting new production, partially offset by lower commercial real estate loans.

Consumer loans decreased primarily due to lower residential real estate loans as paydowns outpaced originations, partially offset by growth in the auto loan portfolio.

For additional information regarding our loan portfolio, see the Credit Risk Management portion of the Risk Management section, Note 1 Accounting Policies and Note 3 Loans and Related Allowance for Credit Losses.

Investment Securities

Investment securities of $138.2 billion at December 31, 2025 decreased $1.5 billion, or 1%, compared to December 31, 2024 primarily due to net paydowns and maturities in the held-to-maturity portfolio, partially offset by net purchase activity in the available-for-sale portfolio.

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

Table 9: Investment Securities (a)

	December 31, 2025		December 31, 2024
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$50,559	$50,141	$53,382	$52,075
Agency residential mortgage-backed	75,028	71,386	73,760	67,117
Non-agency residential mortgage-backed	664	759	744	822
Agency commercial mortgage-backed	4,486	4,472	3,032	2,875
Non-agency commercial mortgage-backed (c)	584	582	1,542	1,523
Asset-backed (d)	4,087	4,177	5,733	5,793
Other debt (e)	4,594	4,597	4,998	4,892
Total investment securities (f)	$140,002	$136,114	$143,191	$135,097
(a)Of our total securities portfolio, 97% were rated AAA/AA at both December 31, 2025 and 2024.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $66 million at December 31, 2025 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2024 was $91 million.
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

Table 9 presents our investment securities portfolio by amortized cost and fair value. The difference between fair value and amortized cost at December 31, 2025 primarily reflected the impact of interest rate changes on the valuation of fixed-rate securities. We
The PNC Financial Services Group, Inc. – 2025 Form 10-K  41

continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.

The duration of investment securities was 3.5 years at both December 31, 2025 and 2024. We estimate that at December 31, 2025 the effective duration of investment securities was 3.5 years for an immediate 50 basis points parallel increase in interest rates and 3.4 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2024 for the effective duration of investment securities were 3.4 years and 3.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.2 years and 5.3 years at December 31, 2025 and 2024, respectively.
Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

December 31, 2025	Years
Agency residential mortgage-backed	6.6
Non-agency residential mortgage-backed	9.8
Agency commercial mortgage-backed	4.0
Non-agency commercial mortgage-backed	0.6
Asset-backed	1.9
Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 14 Fair Value.

Funding Sources
Table 11: Details of Funding Sources

	December 31	December 31	Change
Dollars in millions	2025	2024	$	%
Deposits
Noninterest-bearing	$91,748	$92,641	$(893)	(1)%
Interest-bearing
Money market	79,334	73,801	5,533	7%
Demand	137,469	128,810	8,659	7%
Savings	98,312	97,147	1,165	1%
Time deposits (a)	34,003	34,339	(336)	(1)%
Total interest-bearing deposits	349,118	334,097	15,021	4%
Total deposits	440,866	426,738	14,128	3%
Borrowed funds
Federal Home Loan Bank advances	13,000	22,000	(9,000)	(41)%
Senior debt	38,642	32,497	6,145	19%
Subordinated debt	3,016	4,104	(1,088)	(27)%
Other	2,443	3,072	(629)	(20)%
Total borrowed funds	57,101	61,673	(4,572)	(7)%
Total funding sources	$497,967	$488,411	$9,556	2%
(a) Includes $3.6 billion of certain brokered time deposits accounted for under the fair value option at December 31, 2025.

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2024, our funding source composition included higher deposit balances partially offset by lower borrowed funds, primarily related to decreased FHLB advances. This shift in composition contributed to the decrease in funding costs for the year ended December 31, 2025 compared to the same period in 2024.

Total deposits increased compared to December 31, 2024 as higher interest-bearing deposits were partially offset by lower noninterest-bearing deposits. The increase in interest-bearing deposits was due to higher commercial and consumer deposits, partially offset by lower brokered time deposits. The decrease in noninterest-bearing deposits reflected lower commercial balances, partially offset by higher consumer balances. Our total brokered deposit balances of $5.1 billion at December 31, 2025 and $7.3 billion at December 31, 2024, were significantly below both our internal and regulatory guidelines and limits.

Borrowed funds decreased primarily due to lower FHLB advances, partially offset by higher senior debt outstanding.

42    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, capital considerations, and funding needs, which are primarily driven by changes in loan, deposit and investment securities balances. While our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses, we also manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Supervision and Regulation section of Item 1 Business, the Liquidity and Capital Management portion of the Risk Management section of this Item 7 and Note 19 Regulatory Matters for additional information regarding our 2025 liquidity and capital activities. See Note 9 Borrowed Funds for additional information related to our borrowings. See the Average Consolidated Balance Sheet and Net Interest Analysis and Analysis of Year-to-Year Changes in Net Interest Income sections of this Item 7 for additional information on year-over-year volume and related funding cost changes.

Shareholders’ Equity
Total shareholders’ equity of $60.6 billion at December 31, 2025 increased $6.2 billion compared to December 31, 2024, primarily due to the benefit of net income of $7.0 billion and an improvement in AOCI of $3.2 billion, partially offset by dividends paid of $3.0 billion and common share repurchases of $1.2 billion.

BUSINESS SEGMENTS REVIEW

We have three reportable business segments: Retail Banking, Corporate & Institutional Banking and the Asset Management Group. Our reportable business segments are defined by the nature of products and services, types of customers, methods used to distribute products or provide services and similar financial performance.

Total business segment financial results differ from our consolidated reporting due to the remaining corporate operations, or other activities, that do not meet the criteria for disclosure as a separate reportable business. These other activities include residual activities such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from FTP operations. See Table 119 in Note 22 Segment Reporting for additional information.

Certain amounts included in this Business Segments Review differ from those amounts shown in Note 22, primarily due to the presentation in this Financial Review of business net interest income on a taxable-equivalent basis.

See Note 22 Segment Reporting for additional information on our business segments, including a description of each business.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  43

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

Table 12: Retail Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2025	2024	$	%
Income Statement
Net interest income (a)(b)	$11,815	$10,965	$850	8%
Noninterest income	3,048	3,582	(534)	(15)%
Total revenue (a)(b)	14,863	14,547	316	2%
Provision for credit losses	532	362	170	47%
Noninterest expense (c)
Personnel	2,141	2,149	(8)	—%
Segment allocations (d)	3,944	3,774	170	5%
Depreciation and amortization	365	300	65	22%
Other (e)	1,260	1,307	(47)	(4)%
Total noninterest expense	7,710	7,530	180	2%
Pre-tax earnings (a)(b)	6,621	6,655	(34)	(1)%
Income taxes (a)(b)	1,541	1,553	(12)	(1)%
Noncontrolling interests	35	39	(4)	(10)%
Earnings (a)(b)	$5,045	$5,063	$(18)	—%
Average Balance Sheet
Loans held for sale	$804	$746	$58	8%
Loans (a)
Consumer
Residential real estate	$34,299	$36,099	$(1,800)	(5)%
Home equity	24,551	24,587	(36)	—%
Automobile	15,858	14,960	898	6%
Credit card	6,592	6,838	(246)	(4)%
Education	1,568	1,787	(219)	(12)%
Other consumer	1,780	1,763	17	1%
Total consumer	84,648	86,034	(1,386)	(2)%
Commercial	12,629	12,781	(152)	(1)%
Total loans	$97,277	$98,815	$(1,538)	(2)%
Total assets (a)	$114,263	$116,842	$(2,579)	(2)%
Deposits (a)
Noninterest-bearing	$52,101	$53,143	$(1,042)	(2)%
Interest-bearing (b)	190,841	186,740	4,101	2%
Total deposits	$242,942	$239,883	$3,059	1%
Performance Ratios (a)(b)
Return on average assets	4.42%	4.33%
Noninterest income to total revenue	21%	25%
Efficiency	52%	52%
(continued on following page)
44    The PNC Financial Services Group, Inc. – 2025 Form 10-K

(Continued from previous page)

Year ended December 31			Change
Dollars in millions, except as noted	2025	2024	$	%
Supplemental Noninterest Income Information
Asset management and brokerage	$611	$552	$59	11%
Card and cash management	$1,286	$1,263	$23	2%
Lending and deposit services	$772	$744	$28	4%
Residential and commercial mortgage	$293	$342	$(49)	(14)%
Other income - Gain on Visa shares exchange program	$—	$754	$(754)	*
Residential Mortgage Information
Residential mortgage servicing statistics (f)
Serviced portfolio balance (in billions) (g)	$198	$197	$1	1%
MSR asset value (g)	$2,638	$2,626	$12	—%
Servicing income:
Servicing fees, net (h)	$254	$287	$(33)	(11)%
Mortgage servicing rights valuation, net of economic hedge	$11	$5	$6	120%
Residential mortgage loan statistics
Loan origination volume (in billions)	$5.8	$6.4	$(0.6)	(9)%
Loan sale margin percentage	1.32%	1.76%
Other Information
Credit-related statistics
Nonperforming assets (g)	$840	$848	$(8)	(1)%
Net charge-offs - loans and leases	$506	$570	$(64)	(11)%
Other statistics
Branches (g)(i)	2,224	2,234	(10)	—%
Brokerage account client assets (in billions) (g)(j)	$91	$84	$7	8%
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
(g)As of December 31.
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

Retail Banking earnings were stable in 2025 compared with 2024 as lower noninterest income, higher noninterest expense and higher provision for credit losses, was offset by an increase in net interest income.

Net interest income increased in the comparison due to wider interest rate spreads on the value of deposits.

Noninterest income decreased in the comparison driven by a gain of $754 million from the Visa exchange program that occurred in the second quarter of 2024 and lower residential mortgage fees, partially offset by lower negative Visa derivative adjustments and increased business activity.

Provision for credit losses primarily reflected portfolio activity.

Noninterest expense increased in the comparison primarily due to technology investments and higher marketing spend.

Retail Banking average total loans decreased in 2025 compared to 2024. Average consumer loans decreased as growth in the automobile portfolio was more than offset by lower residential real estate, as a result of paydowns outpacing new volume, lower credit card loan balances, and continued declines in education loans. Average commercial loans, primarily consisting of business banking loans, were stable in the comparison.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  45

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In 2025, average total deposits increased compared to 2024, driven by higher consumer time deposits.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. As part of our strategic focus on growing customers and meeting their financial needs, we operate and continue to optimize a coast-to-coast network of retail branches and ATMs, which are complemented by PNC’s suite of digital capabilities. In 2024, PNC announced it would be investing approximately $1.5 billion, over the next five years, to open more than 200 new branches in key locations, including Atlanta, Austin, Charlotte, Dallas, Denver, Houston, Miami, Orlando, Phoenix, Raleigh, San Antonio, and Tampa, while completing renovations of 1,400 existing locations across the country during the same time period. Additionally, in the fourth quarter of 2025, PNC announced that it was increasing the investment by $0.5 billion, to open an additional 100 branches in markets including Nashville, Chicago, Sarasota, and Winston-Salem and re-affirmed plans to complete the renovation of 100% of the branch network by 2029.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions	2025	2024	$	%
Income Statement
Net interest income	$6,983	$6,412	$571	9%
Noninterest income	4,342	3,927	415	11%
Total revenue	11,325	10,339	986	10%
Provision for credit losses	291	453	(162)	(36)%
Noninterest expense
Personnel	1,621	1,508	113	7%
Segment allocations (a)	1,573	1,497	76	5%
Depreciation and amortization	201	202	(1)	—%
Other (b)	594	557	37	7%
Total noninterest expense	3,989	3,764	225	6%
Pre-tax earnings	7,045	6,122	923	15%
Income taxes	1,579	1,374	205	15%
Noncontrolling interests	20	19	1	5%
Earnings	$5,446	$4,729	$717	15%
Average Balance Sheet
Loans held for sale	$590	$384	$206	54%
Loans
Commercial
Commercial and industrial	$172,058	$163,220	$8,838	5%
Commercial real estate	30,620	34,208	(3,588)	(10)%
Equipment lease financing	6,839	6,556	283	4%
Total commercial	209,517	203,984	5,533	3%
Consumer	3	3	—	—%
Total loans	$209,520	$203,987	$5,533	3%
Total assets	$235,289	$228,349	$6,940	3%
Deposits
Noninterest-bearing	$39,686	$42,081	$(2,395)	(6)%
Interest-bearing	113,720	102,931	10,789	10%
Total deposits	$153,406	$145,012	$8,394	6%
Performance Ratios
Return on average assets	2.31%	2.07%
Noninterest income to total revenue	38%	38%
Efficiency	35%	36%
(continued on following page)
46    The PNC Financial Services Group, Inc. – 2025 Form 10-K

(Continued from previous page)

(Unaudited)
Year ended December 31			Change
Dollars in millions	2025	2024	$	%
Other Information
Consolidated revenue from: (c)
Treasury Management (d)	$4,443	$3,922	$521	13%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (e)	$107	$81	$26	32%
Commercial mortgage loan servicing income (f)	446	353	93	26%
Commercial mortgage servicing rights valuation, net of economic hedge	159	147	12	8%
Total	$712	$581	$131	23%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (g) (h)	$294	$290	$4	1%
MSR asset value (g)	$1,021	$1,085	$(64)	(6)%
Average loans by C&IB business
Corporate Banking	$124,484	$116,494	$7,990	7%
Real Estate	42,121	46,061	(3,940)	(9)%
Business Credit	31,647	29,690	1,957	7%
Commercial Banking	7,196	7,450	(254)	(3)%
Other	4,072	4,292	(220)	(5)%
Total average loans	$209,520	$203,987	$5,533	3%
Credit-related statistics
Nonperforming assets (g)	$1,375	$1,368	$7	1%
Net charge-offs - loans and leases	$249	$484	$(235)	(49)%
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

Corporate & Institutional Banking earnings increased $717 million in 2025 compared with 2024 driven by higher revenue and a lower provision for credit losses, partially offset by higher noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits and higher average deposit and loan balances, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income increased in the comparison and reflected growth across all categories.

Provision for credit losses was driven by a net increase in the ACL, primarily due to commercial and industrial portfolio activity and changes to macroeconomic scenarios, partially offset by commercial real estate portfolio activity.

Noninterest expense increased in the comparison primarily due to continued investments to support business growth and higher variable compensation associated with increased business activity.

Average loans increased compared with 2024:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business increased reflecting new production, partially offset by lower average utilization of loan commitments.
•Real Estate provides banking, financing, servicing and technology solutions for commercial real estate clients across the country. Average loans for this business declined largely due to paydowns outpacing new production and lower average utilization of loan commitments.
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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  47

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased in 2025 compared to 2024, due to growth in interest-bearing deposits, partially offset by lower noninterest-bearing deposits. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers treasury management capabilities, capital markets and advisory products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income and noninterest income, as appropriate. From a business perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results, with the remainder reflected in the results of other businesses where the customer relationships exist. The Other Information section in Table 13 includes the consolidated revenue to PNC for treasury management and commercial mortgage banking services. A discussion of the consolidated revenue from these services follows.

The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared with 2024, treasury management revenue increased due to wider interest rate spreads on the value of deposits, growth in average deposit balances and higher product revenue.

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

48    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
Table 14: Asset Management Group Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2025	2024	$	%
Income Statement
Net interest income (a)	$709	$613	$96	16%
Noninterest income	1,001	949	52	5%
Total revenue (a)	1,710	1,562	148	9%
Provision for (recapture of) credit losses	(19)	(3)	(16)	*
Noninterest expense
Personnel	471	472	(1)	—%
Segment allocations (b)	488	454	34	7%
Depreciation and amortization	38	30	8	27%
Other (c)	116	117	(1)	(1)%
Total noninterest expense	1,113	1,073	40	4%
Pre-tax earnings (a)	616	492	124	25%
Income taxes (a)	144	116	28	24%
Earnings (a)	$472	$376	$96	26%
Average Balance Sheet
Loans
Consumer
Residential real estate	$9,908	$9,920	$(12)	—%
Other consumer	3,566	3,520	46	1%
Total consumer	13,474	13,440	34	—%
Commercial	653	761	(108)	(14)%
Total loans	$14,127	$14,201	$(74)	(1)%
Total assets (a)	$14,548	$14,644	$(96)	(1)%
Deposits (a)
Noninterest-bearing	$1,484	$1,560	$(76)	(5)%
Interest-bearing	25,607	25,832	(225)	(1)%
Total deposits	$27,091	$27,392	$(301)	(1)%
Performance Ratios (a)
Return on average assets	3.24%	2.57%
Noninterest income to total revenue	59%	61%
Efficiency	65%	69%
Other Information
Nonperforming assets (d)	$52	$28	$24	86%
Net charge-offs - loans and leases	$1	$2	$(1)	(50)%
Client Assets Under Administration (in billions) (d)(e)
Discretionary client assets under management
PNC Private Bank	$138	$129	$9	7%
Institutional Asset Management	96	82	14	17%
Total discretionary client assets under management	$234	$211	$23	11%
Nondiscretionary client assets under administration	238	210	28	13%
Total	$472	$421	$51	12%
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
(c)Other is primarily comprised of other direct expenses including outside services and equipment expense.
(d)As of December 31.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  49

(e)Excludes brokerage account client assets.

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

Asset Management Group earnings increased $96 million in 2025 compared with 2024 driven by increased revenue and a higher provision recapture, partially offset by higher noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits.

Noninterest income increased in the comparison driven by higher average equity markets and positive net flows.

Noninterest expense increased in the comparison due to continued investments to support business growth.

Average total loans and deposits were stable in the comparison.

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

Our ERM Framework is structurally aligned with regulatory enhanced prudential standards and heightened standards promulgated by the Federal Reserve and OCC, respectively, which establish minimum requirements for the design and implementation of a risk governance framework. This Risk Management section describes our ERM Framework, which consists of seven core components that provide executive management and the Board of Directors with an aggregate view of significant risks impacting the organization. The seven core components are risk culture, enterprise strategy (including risk appetite, strategic planning, capital and liquidity planning and stress testing), risk governance and oversight framework, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting (see the figure below). The overall Risk Management section of this Item 7 also provides an analysis of the firm’s Capital Management and our key areas of risk, which include, but are not limited to Credit, Market, Liquidity and Operational (including Compliance and Information Security). Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within this Risk Management section.
We operate within a rapidly evolving regulatory and financial services environment. Accordingly, we are actively focused on the timely incorporation of applicable regulatory pronouncements and emerging risks into our ERM Framework.

50    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  51

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
Board of Directors – Our Board of Directors oversees our business and affairs as managed by our officers and employees. The Board of Directors may receive assistance in carrying out its duties and may delegate authority through standing or special committees. The following provides a summary of some of the key responsibilities of the Board’s standing committees:
•Audit Committee: monitors the integrity of our consolidated financial statements; monitors the effectiveness of internal control over financial reporting; monitors compliance with our code of ethics; oversees conduct risk management; evaluates a periodic, independent assessment of subsidiary banks’ overall risk governance and risk management practices; monitors compliance with certain legal and regulatory requirements; evaluates and monitors the qualifications and independence of our independent auditors; and evaluates and monitors the performance of our Internal Audit function and our independent auditors.
•Nominating and Governance Committee: oversees the implementation of sound corporate governance principles and practices while promoting the best interests of our shareholders.
•Human Resources Committee: oversees the compensation of our executive officers and other specified responsibilities related to human resources matters affecting us, including succession planning; responsible for evaluating the relationship between risk-taking activities and incentive compensation plans.
•Risk Committee: oversees the establishment and implementation of our enterprise-wide risk governance framework, including related policies, procedures, activities and processes to identify, assess, monitor, manage and report the organization’s material risks; evaluates and approves our overall risk governance framework (including risk appetite), approves significant changes to the framework and monitors compliance with the framework; reviews capital stress testing and capital management activities and makes related recommendations to the Board as appropriate.
•Corporate Responsibility Committee: oversees management’s corporate responsibility efforts, internally and externally, to the extent such corporate responsibility efforts are not specifically within the purview of another Board committee (e.g., climate-related risks and climate-related financial disclosures), including oversight of management’s continued development and evaluation of the appropriate components of such efforts.
•Technology Committee: oversees technology strategy and significant technology initiatives and programs, including those that can position the use of technology to drive strategic advantages, and fulfills the oversight responsibilities delegated from the Risk Committee with respect to technology risk, information management and security risks (including data risk, cybersecurity, cyber fraud and physical security risks), and the adequacy of PNC’s business recovery, continuity and contingency plans and test results.
52    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

The PNC Financial Services Group, Inc. – 2025 Form 10-K  53

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

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 59% and 56% of our total loan portfolio at December 31, 2025 and 2024, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.
54    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

Table 16: Commercial and Industrial Loans by Industry

	December 31, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Financial services	$36,993	19%	$27,737	16%
Manufacturing	29,769	15	27,700	16
Service providers	24,159	12	21,881	12
Wholesale trade	19,263	10	18,399	10
Real estate related (a)	14,919	8	14,910	8
Technology, media and telecommunications	12,029	6	9,767	6
Retail trade	12,020	6	11,611	7
Health care	8,845	5	9,694	6
Transportation and warehousing	8,610	4	7,320	4
Other industries	29,116	15	26,771	15
Total commercial and industrial loans	$195,723	100%	$175,790	100%
(a)Represents loans to customers in the real estate and construction industries.

Owner occupied commercial real estate loans totaled $9.0 billion and $9.2 billion at December 31, 2025 and 2024, respectively. These loans are categorized as commercial and industrial loans as the credit decisioning for servicing these loans is based on the financial conditions of the owner, not the ability of the collateral to generate income. Owner occupied commercial real estate loans are well-diversified across industries.

Commercial Real Estate
Commercial real estate loans of $29.6 billion as of December 31, 2025 comprised $17.4 billion related to commercial mortgages on income-producing properties, $8.2 billion of intermediate-term financing loans and $4.0 billion of real estate construction project loans. At December 31, 2024, comparable amounts were $33.6 billion, $19.3 billion, $8.6 billion and $5.7 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income which serves as the primary source for the repayment of the loan. However, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.
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

The PNC Financial Services Group, Inc. – 2025 Form 10-K  55

The following table presents our commercial real estate loans by geography and property type:

Table 17: Commercial Real Estate Loans by Geography and Property Type

	December 31, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,248	18%	$5,675	17%
Florida	3,668	12	3,807	11
Texas	2,950	10	3,763	11
Virginia	1,393	5	1,476	4
Ohio	1,233	4	1,107	3
Nevada	1,203	4	1,043	3
Illinois	1,186	4	1,090	3
Arizona	1,142	4	1,438	4
Pennsylvania	1,093	4	1,213	4
North Carolina	1,063	4	1,150	3
Other	9,386	31	11,857	37
Total commercial real estate loans	$29,565	100%	$33,619	100%
Property Type (a)
Multifamily	$14,655	50%	$16,089	48%
Office	5,053	17	6,707	20
Industrial/warehouse	4,059	14	3,911	12
Retail	1,891	6	2,090	6
Hotel/motel	1,409	5	1,567	5
Seniors housing	1,340	5	1,731	5
Other	1,158	3	1,524	4
Total commercial real estate loans	$29,565	100%	$33,619	100%
(a)Presented in descending order based on loan balances at December 31, 2025.

Commercial Real Estate: Office Portfolio
Given the fundamental change in office demand, real estate performance related to the office sector continues to be an area of focus. Our office portfolio remains geographically diversified. At December 31, 2025, our outstanding loan balances in the office portfolio totaled $5.1 billion, or 1.5% of total loans, while additional unfunded loan commitments totaled $0.1 billion. Within this population, criticized loans totaled 34.0% and nonperforming loans totaled 11.1%. We have established reserves of 11.0% against office loans, which we believe reflect the expected credit losses in this portfolio.

Continuing in response to structural shifts in office demand, the office portfolio remains a heightened focus with quarterly internal risk ratings, accelerated reappraisal requirements, and elevated credit approval standards. Additionally, active management efforts include ongoing performance assessments as well as the review of available market pricing information, including property valuations. Portfolio updates are distributed to senior management weekly. For information on commercial real estate appraisal procedures, refer to Note 1 Accounting Policies.

Given the ongoing uncertainty in this area, we expect continued stress in the office sector, and a portion of this stress will bear itself out as we work through maturities that will approximate 46.0% through the twelve months ended December 31, 2026. Upon maturity, and where the balance is not paid in full, an extension may be granted because contractual extension terms are met; alternatively, an extension may be granted based on negotiated terms, and a portion of these extensions may involve the curtailment or charge off of principal.

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

56    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	December 31, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$18,726	43%	$19,869	43%
Texas	3,486	8	3,748	8
Washington	3,183	7	3,481	7
Florida	3,025	7	3,171	7
New Jersey	1,773	4	1,847	4
New York	1,411	3	1,493	3
Arizona	1,247	3	1,340	3
Pennsylvania	1,159	3	1,197	3
Colorado	1,069	2	1,139	2
North Carolina	930	2	963	2
Other	7,751	18	8,167	18
Total residential real estate loans	$43,760	100%	$46,415	100%
	December 31, 2025		December 31, 2024
Weighted-average loan origination statistics (b)
Loan origination FICO score		773		773
LTV of loan originations		72%		73%
(a)Presented in descending order based on loan balances at December 31, 2025.
(b)Weighted-averages calculated for the twelve months ended December 31, 2025 and 2024, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $39.5 billion at December 31, 2025 with 46% located in California. Comparable amounts at December 31, 2024 were $41.7 billion and 46%, respectively.

Home Equity
Home equity loans of $25.9 billion as of December 31, 2025 were comprised of $22.1 billion of home equity lines of credit and $3.8 billion of closed-end home equity installment loans. At December 31, 2024, comparable amounts were $26.0 billion, $21.3 billion and $4.7 billion, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

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

The PNC Financial Services Group, Inc. – 2025 Form 10-K  57

The following table presents certain key statistics related to our home equity portfolio:
Table 19: Home Equity Loan Statistics

	December 31, 2025		December 31, 2024
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,330	17%	$4,504	17%
New Jersey	3,136	12	3,153	12
Florida	2,239	9	2,239	9
Ohio	2,106	8	2,145	8
California	1,794	7	1,743	7
Texas	1,407	5	1,299	5
Maryland	1,202	5	1,209	5
Michigan	1,132	4	1,166	4
Illinois	1,025	4	1,032	4
North Carolina	1,006	4	1,001	4
Other	6,564	25	6,500	25
Total home equity loans	$25,941	100%	$25,991	100%
Lien type
1st lien		46%		49%
2nd lien		54		51
Total		100%		100%
	December 31, 2025		December 31, 2024
Weighted-average loan origination statistics (b)
Loan origination FICO score		777		773
LTV of loan originations		61%		62%
(a)Presented in descending order based on loan balances at December 31, 2025.
(b)Weighted-averages calculated for the twelve months ended December 31, 2025 and 2024, respectively.
Automobile
As of December 31, 2025 total auto loans of $16.6 billion were comprised of $15.6 billion in the indirect auto portfolio and $1.0 billion in the direct auto portfolio. At December 31, 2024, comparable amounts were $15.4 billion, $14.4 billion and $1.0 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers. This business is strategically aligned with our core retail banking business. For the total auto loan portfolio, the weighted-average loan origination FICO score, calculated using the auto enhanced FICO scale, was 799 and the weighted-average term of loan originations was 71 months for the twelve months ended December 31, 2025. Comparable amounts for the twelve months ended December 31, 2024 were 793 and 71 months, respectively.

We offer both new and used auto financing to customers through our various channels. The portfolio balance was composed of 43% new vehicle loans and 57% used vehicle loans at both December 31, 2025 and 2024.

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

58    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type

	December 31, 2025	December 31, 2024	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,358	$1,462	$(104)	(7)%
Consumer (a)	860	864	(4)	—%
Total nonperforming loans	2,218	2,326	(108)	(5)%
OREO, foreclosed and other assets (b)	143	31	112	361%
Total nonperforming assets	$2,361	$2,357	$4	—%
Nonperforming loans to total loans	0.67%	0.73%
Nonperforming assets to total loans, OREO, foreclosed and other assets (b)	0.71%	0.74%
Nonperforming assets to total assets	0.41%	0.42%
Allowance for loan and lease losses to nonperforming loans	199%	193%
Allowance for credit losses to nonperforming loans (c)	236%	224%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged-off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Amounts at December 31, 2025 include $105 million of nonaccrual servicing advances primarily to single asset/single borrower trusts with commercial real estate as collateral.
(c)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the years ended December 31, 2025 and 2024:

Table 21: Change in Nonperforming Assets

In millions	2025	2024
January 1	$2,357	$2,216
New nonperforming assets	2,066	2,245
Charge-offs and valuation adjustments	(478)	(685)
Principal activity, including paydowns and payoffs	(1,015)	(1,112)
Asset sales and transfers to loans held for sale	(128)	(53)
Returned to performing status	(441)	(254)
December 31	$2,361	$2,357

As of December 31, 2025, approximately 96% of total nonperforming loans were secured by collateral.

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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  59

The following table presents a summary of accruing loans past due by delinquency status:
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	December 31, 2025	December 31, 2024	Change		December 31, 2025	December 31, 2024
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$660	$697	$(37)	(5)%	0.20%	0.22%
Accruing loans past due 60 to 89 days	403	288	115	40%	0.12%	0.09%
Total early stage loan delinquencies	1,063	985	78	8%	0.32%	0.31%
Late stage loan delinquencies
Accruing loans past due 90 days or more	380	397	(17)	(4)%	0.11%	0.13%
Total accruing loans past due	$1,443	$1,382	$61	4%	0.44%	0.44%
(a)Past due loan amounts include government insured or guaranteed loans of $0.4 billion at both December 31, 2025 and 2024.

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

The following table provides details on the contractual maturity ranges and interest sensitivity of our loan classes at December 31, 2025.
Table 23: Selected Loan Maturities and Interest Sensitivity

	Loans Due After 1 Year		Contractual Maturity Range
December 31, 2025 In millions	Predetermined Rate	Floating or Adjustable Rate	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Gross Loans
Commercial
Commercial and industrial	$17,639	$122,059	$56,025	$126,227	$12,450	$1,021	$195,723
Commercial real estate	3,508	13,049	13,008	15,185	1,133	239	29,565
Equipment lease financing	4,859	294	2,022	4,823	330	—	7,175
Total commercial	26,006	135,402	71,055	146,235	13,913	1,260	232,463
Consumer
Residential real estate	25,828	16,592	1,340	5,374	14,708	22,338	43,760
Home equity	13,241	11,327	1,373	3,852	7,414	13,302	25,941
Automobile	12,607	—	3,984	11,498	1,109	—	16,591
Credit card	—	—	7,014	—	—	—	7,014
Education	548	787	133	519	660	156	1,468
Other consumer	1,184	189	2,871	1,316	57	—	4,244
Total consumer	53,408	28,895	16,715	22,559	23,948	35,796	99,018
Total loans	$79,414	$164,297	$87,770	$168,794	$37,861	$37,056	$331,481

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
60    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

The following discussion provides additional information on our reserves for loans and leases as well as unfunded lending related commitments. See Note 1 Accounting Policies for further discussion on our ACL, including details of our methodologies and discussion of the allowances for investment securities and other financial assets. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of December 31, 2025.

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

The PNC Financial Services Group, Inc. – 2025 Form 10-K  61

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

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	December 31, 2025			December 31, 2024
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,947	$195,723	0.99%	$1,605	$175,790	0.91%
Commercial real estate	1,057	29,565	3.58%	1,483	33,619	4.41%
Equipment lease financing	85	7,175	1.18%	60	6,755	0.89%
Total commercial	3,089	232,463	1.33%	3,148	216,164	1.46%
Consumer
Residential real estate	44	43,760	0.10%	37	46,415	0.08%
Home equity	271	25,941	1.04%	266	25,991	1.02%
Automobile	158	16,591	0.95%	160	15,355	1.04%
Credit card	632	7,014	9.01%	664	6,879	9.65%
Education	42	1,468	2.86%	48	1,636	2.93%
Other consumer	174	4,244	4.10%	163	4,027	4.05%
Total consumer	1,321	99,018	1.33%	1,338	100,303	1.33%
Total	$4,410	$331,481	1.33%	$4,486	$316,467	1.42%
Allowance for unfunded lending related commitments	818			719
Allowance for credit losses	$5,228			$5,205
Allowance for credit losses to total loans			1.58%			1.64%
Commercial			1.62%			1.72%
Consumer			1.47%			1.47%
(a)        Excludes allowances for investment securities and other financial assets, which together totaled $99 million and $114 million at December 31, 2025 and 2024, respectively.
62    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Year ended December 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans
2025
Commercial
Commercial and industrial	$362	$143	$219	0.12%
Commercial real estate	116	22	94	0.30%
Equipment lease financing	32	23	9	0.13%
Total commercial	510	188	322	0.14%
Consumer
Residential real estate	8	11	(3)	(0.01)%
Home equity	35	35	—	—%
Automobile	130	94	36	0.23%
Credit card	320	62	258	3.91%
Education	16	6	10	0.64%
Other consumer	157	36	121	2.90%
Total consumer	666	244	422	0.43%
Total	$1,176	$432	$744	0.23%
2024
Commercial
Commercial and industrial	$328	$119	$209	0.12%
Commercial real estate	358	13	345	0.98%
Equipment lease financing	34	17	17	0.26%
Total commercial	720	149	571	0.26%
Consumer
Residential real estate	3	10	(7)	(0.01)%
Home equity	36	42	(6)	(0.02)%
Automobile	131	97	34	0.23%
Credit card	355	55	300	4.38%
Education	19	6	13	0.73%
Other consumer	171	35	136	3.29%
Total consumer	715	245	470	0.47%
Total	$1,435	$394	$1,041	0.33%

Total net charge-offs decreased $297 million, or 29%, in 2025 compared to 2024. The decrease in the comparison was driven by lower net charge-offs in both our commercial and consumer portfolios, primarily attributable to decreases in commercial real estate and credit card loan classes.

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

We perform ongoing monitoring of liquidity through a series of early warning indicators tailored to PNC’s risk profile, complexity, activities, and size that may identify a potential market, or PNC-specific, liquidity stress event. In addition, management performs a set of internal liquidity stress tests over multiple time horizons with varying levels of severity and maintains a contingency funding plan to address a potential liquidity stress event. Liquidity-related risk limits and operating guidelines are established within our Enterprise Liquidity Management Policy covering regulatory metrics and various concentration limits. Management committees, including the ALCO, and the Board of Directors and its Risk Committee regularly review compliance with key established limits. PNC was in compliance with all relevant internal and regulatory liquidity limits and guidelines throughout the year for 2025 and 2024.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  63

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for both PNC and PNC Bank exceeded the regulatory minimum requirement throughout the year for 2025 and 2024.

Fluctuations in our LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. The NSFR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the year for 2025 and 2024.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $440.9 billion at December 31, 2025 from $426.7 billion at December 31, 2024 as higher interest-bearing deposits were partially offset by lower noninterest-bearing deposits. The increase in interest-bearing deposits was due to higher commercial and consumer deposits, partially offset by lower brokered time deposits. The decrease in noninterest-bearing deposits reflected lower commercial balances, partially offset by higher consumer balances.

The aggregate amount of uninsured deposits, based on the regulatory instructions in the Consolidated Reports of Condition and Income - FFIEC 031, was estimated to be $209.3 billion and $194.9 billion at December 31, 2025 and 2024, respectively. The portion of U.S. time deposits in excess of the FDIC insurance limit or similar state deposit regime was $5.2 billion at December 31, 2025. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources in the Consolidated Balance Sheet Review and the Business Segments Review of this Item 7 for additional information on our deposits and related strategies.
We may also obtain liquidity through various forms of funding, such as senior notes, subordinated debt, FHLB advances, securities sold under repurchase agreements, commercial paper and other short-term borrowings. See the Funding Sources in the Consolidated Balance Sheet Review of this Item 7 and Note 9 Borrowed Funds included in this Report for additional information related to our borrowings.

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2025
January 1	$36.6
Issuances	8.0
Calls and maturities	(4.0)
Other	1.1
December 31	$41.7
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

64    The PNC Financial Services Group, Inc. – 2025 Form 10-K

PNC defines our primary contingent liquidity sources as cash held at the FRB, investment securities and unused borrowing capacity at the FHLB and FRB. The following table summarizes our primary contingent liquidity sources at December 31, 2025 and December 31, 2024:

Table 27: Primary Contingent Liquidity Sources

In billions	December 31, 2025	December 31, 2024
Cash balance with Federal Reserve Bank	$32.0	$39.0
Available investment securities (a)	77.2	64.5
Unused borrowing capacity from FHLB (b)	50.7	51.0
Unused borrowing capacity from Federal Reserve Bank (c)	81.5	77.9
Total available contingent liquidity	$241.4	$232.4
(a)Represents the fair value of investment securities that can be used for pledging or to secure other sources of funding.
(b)At December 31, 2025, total FHLB borrowing capacity was $64.1 billion and total FHLB advances and letters of credit were $13.4 billion. Comparable amounts at December 31, 2024 were $73.3 billion and $22.3 billion, respectively.
(c)Total borrowing capacity with the FRB was $81.5 billion at December 31, 2025 and $77.9 billion at December 31, 2024. PNC had no outstanding borrowings with the FRB at December 31, 2025 and 2024.

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At December 31, 2025, PNC Bank’s remaining capacity to issue under the program was $32.0 billion.

The following table details PNC Bank note issuances during 2025:

Table 28: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
May 13, 2025	$1.25 billion	$1.25 billion of 4.543% senior fixed-to-floating rate notes with a maturity date of May 13, 2027. Interest is payable semi-annually in arrears at a fixed rate of 4.543% per annum, on May 13 and November 13 of each year, commencing on November 13, 2025. Beginning on May 13, 2026, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the pricing supplement), plus 0.630%, on August 13, 2026, November 13, 2026, February 13, 2027 and at the maturity date.
July 21, 2025	$300 million	$300 million of senior floating rate notes with a maturity date of July 21, 2028. Interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using SOFR Index as described in the pricing supplement), plus 0.730%, on January 21, April 21, July 21 and October 21 of each year, commencing on October 21, 2025 until the earlier of the optional redemption date or the maturity date.
July 21, 2025	$1.0 billion	$1.0 billion of 4.429% senior fixed-to-floating rate notes with a maturity date of July 21, 2028. Interest is payable semi-annually in arrears at a fixed rate of 4.429% per annum, on January 21 and July 21 of each year, commencing on January 21, 2026. Beginning on July 21, 2027, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the pricing supplement), plus 0.727%, on October 21, 2027, January 21, 2028, April 21, 2028 and at the maturity date.
See Note 24 Subsequent Events for details on PNC Bank’s redemptions of all outstanding 4.775% senior fixed-to-floating rate notes with an original maturity date of January 15, 2027, and all outstanding senior floating rate bank notes with an original maturity date of January 15, 2027.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2025, there were no issuances outstanding under this program.

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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  65

As of December 31, 2025, available parent company liquidity totaled $29.7 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $8.4 billion at December 31, 2025. See Note 19 Regulatory Matters for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At December 31, 2025, there were no issuances outstanding under this program.
The following table details Parent Company note issuances during 2025:

Table 29: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
January 29, 2025	$1.0 billion	$1.0 billion of senior fixed-to-floating rate notes with a maturity date of January 29, 2031. Interest is payable semi-annually in arrears at a fixed rate of 5.222% per annum, on January 29 and July 29 of each year, commencing on July 29, 2025. Beginning on January 29, 2030 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.072%, on April 29, 2030, July 29, 2030, October 29, 2030 and at the maturity date.
January 29, 2025	$1.75 billion	$1.75 billion of senior fixed-to-floating rate notes with a maturity date of January 29, 2036. Interest is payable semi-annually in arrears at a fixed rate of 5.575% per annum, on January 29 and July 29 of each year, commencing on July 29, 2025. Beginning on January 29, 2035 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.394%, on April 29, 2035, July 29, 2035, October 29, 2035 and at the maturity date.
May 13, 2025	$1.25 billion	$1.25 billion of 4.899% senior fixed-to-floating rate notes with a maturity date of May 13, 2031. Interest is payable semi-annually in arrears at a fixed rate of 4.899% per annum, on May 13 and November 13 of each year, commencing on November 13, 2025. Beginning on May 13, 2030 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.333%, on August 13, 2030, November 13, 2030, February 13, 2031 and at the maturity date.
July 21, 2025	$1.5 billion	$1.5 billion of 5.373% senior fixed-to-floating rate notes with a maturity date of July 21, 2036. Interest is payable semi-annually in arrears at a fixed rate of 5.373% per annum, on January 21 and July 21 of each year, commencing on January 21, 2026. Beginning on July 21, 2035 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.417%, on October 21, 2035, January 21, 2036, April 21, 2036 and at the maturity date.

See Note 24 Subsequent Events for details on the parent company’s issuances of the following:
•$1.5 billion of 5.423% subordinated fixed-rate reset notes that mature on January 25, 2041;
•$1.2 billion of 4.075% senior fixed-to-floating rate notes that mature on January 26, 2029; and
•$300 million of senior floating rate notes that mature on January 26, 2029.

66    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The following table details Parent Company note redemptions during 2025:
Table 30: Parent Company Notes Redeemed

Redemption Date	Amount	Description of Redemption
June 12, 2025	$1.0 billion	All outstanding 5.812% senior fixed-to-floating rate notes with an original scheduled maturity date of June 12, 2026. The redemption price was equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date of June 12, 2025.
See Note 24 Subsequent Events for details on the parent company’s redemption of all outstanding 4.758% senior fixed-to-floating rate notes with an original maturity date of January 26, 2027.
Parent company senior and subordinated debt carrying value totaled $33.7 billion and $28.4 billion at December 31, 2025 and 2024, respectively.
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
The following table presents credit ratings and outlook for PNC as of December 31, 2025:

Table 31: Credit Ratings and Outlook

December 31, 2025
	Moody’s	S&P (a)	Fitch	DBRS (b)
PNC
Senior debt	A3	A-	A	AA (low)
Subordinated debt	A3	BBB+	A-	A (high)
Preferred stock	Baa2	BBB-	BBB	A (low)
PNC Bank
Senior debt	A2	A	A+	AA
Subordinated debt	A2	A-	A	AA (low)
Long-term deposits	Aa3	no rating	AA-	AA
Short-term deposits	P-1	no rating	F1+	no rating
Short-term notes	P-1	A-1	F1	R-1 (high)
PNC
Agency rating outlook	Stable	Stable	Stable	Stable
(a)S&P does not provide depositor ratings. PNC Bank’s long term issuer rating is A and short term issuer rating is A-1.
(b)DBRS does not provide a short-term depositor rating. PNC Bank’s short-term instrument rating is R-1 (high).

Capital Management
We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases and managing dividend policies and retaining earnings.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  67

In 2025, we returned $3.9 billion of capital to shareholders through dividends on common shares of more than $2.6 billion and repurchases of 6.8 million common shares for $1.2 billion. The SCB framework permits capital return in amounts in excess of SCB minimum levels. Consistent with this framework, PNC had approximately 35% of the 100 million common shares still available for repurchase at December 31, 2025 under the repurchase program previously approved by our Board of Directors. First quarter 2026 share repurchase activity is expected to approximate $600 million to $700 million. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2025 is the regulatory minimum of 2.5%.

On January 5, 2026, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.70 per share paid on February 5, 2026 to shareholders of record at the close of business January 20, 2026.

See the Supervision and Regulation section of Item 1 Business in this Report for further information concerning the CCAR and
DFAST process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans.

The following table summarizes our Basel III capital balances and ratios:

Table 32: Basel III Capital

December 31, 2025
Dollars in millions	Basel III
Common equity tier 1 capital
Common stock plus related surplus, net of treasury stock	$(5,031)
Retained earnings	63,266
Goodwill, net of associated deferred tax liabilities	(10,731)
Other disallowed intangibles, net of deferred tax liabilities	(170)
Other adjustments (deductions)	(75)
Common equity tier 1 capital (a)	$47,259
Additional tier 1 capital
Preferred stock plus related surplus	5,757
Tier 1 capital	$53,016
Additional tier 2 capital
Qualifying subordinated debt	1,800
Eligible credit reserves includable in Tier 2 capital	5,216
Total Basel III capital	$60,032
Risk-weighted assets
Basel III standardized approach risk-weighted assets (b)	$444,438
Average quarterly adjusted total assets	$566,826
Supplementary leverage exposure (c)	$699,750
Basel III risk-based capital and leverage ratios (d)
Common equity tier 1	10.6%
Tier 1	11.9%
Total	13.5%
Leverage (e)	9.4%
Supplementary leverage ratio (c)	7.6%
(a)As permitted, PNC and PNC Bank have elected to exclude AOCI related to both available-for-sale securities and pension and other post-retirement plans from CET1 capital.
(b)Basel III standardized approach risk-weighted-assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
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

At December 31, 2025, PNC and PNC Bank were considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for tier 1 risk-based capital and 10% for total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for common equity tier 1 risk-based capital, 8% for tier 1 risk-based capital, 10% for total risk-based capital and a leverage ratio of at least 5%.
68    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our December 31, 2025 capital levels were aligned with them.

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

The following table includes NII sensitivity results as of December 31, 2025 and 2024:
Table 33: Net Interest Income Sensitivity Analysis

	December 31, 2025	December 31, 2024
Net Interest Income Sensitivity Simulation (a)
Effect on NII in the first year from shocked interest rate:
200 basis point instantaneous increase	2.0%	(0.6)%
200 basis point instantaneous decrease	(2.9)%	(0.5)%
(a)The effect on NII in the first year from a 100 basis point instantaneous increase or decrease is approximately half of the disclosed results for the 200 basis point scenarios.
When forecasting NII, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. The projected balance sheet composition by the end of year one is generally consistent with the spot composition at December 31, 2025.
Balance Sheet Forecast: Our balance sheet forecast is based on various assumptions that include key interest rate risk aspects such as loan and deposit growth, as well as mix, and is consistent with our guidance.
Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate. PNC’s cumulative deposit beta was 41% through December 2025. We define the cumulative deposit beta as the change in deposit rate paid on total interest-bearing deposits divided by the change in the upper level of the average stated Federal Funds rate range since August 2024, the start of the current easing rate cycle. For rate sensitivity purposes, PNC assumes the cumulative deposit beta will increase modestly from the current level. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as well as other factors. The dynamic beta assumptions reflect historical experience as well as future
The PNC Financial Services Group, Inc. – 2025 Form 10-K  69

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

Impact of Derivatives: As part of our risk management strategy, PNC uses interest rate derivatives, some of which are forward starting, to hedge floating rate commercial loans. PNC had $60.0 billion in active and forward starting receive fix / pay float swaps as of December 31, 2025, with a weighted average duration of 2.3 years and an average fixed rate of 3.66%. PNC utilizes receive fix / pay float swaps to hedge fixed rate debt, as well as pay fix / receive float swaps to hedge the investment securities portfolio. See Note 15 Financial Derivatives for additional information on how we use derivatives to hedge these financial instruments.

Compared to December 31, 2024, there have been no material changes to our NII sensitivity assumptions, including data sources that drive assumptions setting.

The following table includes EVE sensitivity results as of December 31, 2025 and 2024:

Table 34: Economic Value of Equity Sensitivity Analysis

	December 31, 2025	December 31, 2024
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(1.7)%	(6.5)%
200 basis point instantaneous decrease	(3.7)%	0.1%

EVE measures the present value of all projected future cash flows associated with a point-in-time balance sheet and does not include projected new volume. EVE sensitivity to interest rate changes is a complementary metric to NII sensitivity analysis and represents an estimation of long-term interest rate risk. PNC calculates its EVE sensitivity by measuring the changes in the economic value of assets, liabilities and off-balance sheet instruments in response to an instantaneous +/-200 bps parallel shift in interest rates. Similar to the NII sensitivity analysis, we incorporate dynamic deposit repricing and loan prepayment assumptions. Directionally, higher deposit beta assumptions result in increasing liability sensitivity whereas lower deposit betas increase asset sensitivity. Conceptually similar, higher loan prepayment assumptions cause an increase in asset sensitivity and lower prepayments result in an increase in liability sensitivity. These behavioral modeling assumptions are largely consistent between the EVE and NII sensitivity analyses, and also share the same starting balance sheet position as of December 31, 2025. Deposit attrition is also a significant contributor to EVE sensitivity. Deposit attrition is projected based on a dynamic model developed using long-term historical deposit behavior in addition to management assumptions. PNC performs various sensitivity analyses to understand the impact of faster and slower deposit attrition, loan prepayments and deposit betas on our risk metrics, with the results reported to ALCO.

In the first quarter of 2025, PNC introduced a new deposit runoff model for EVE. Relative to the legacy model, the new deposit model uses an improved functional form for capturing rate sensitivity and also takes into account more recent deposit behavioral data.

As a result of the introduction of the new deposit model, PNC’s estimated balance sheet duration decreased, becoming more neutral.
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
We use VaR as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for 2025 and 2024 were within our acceptable limits.
To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. Our VaR measure assumes that exposures remain constant and that recent market variability is a good predictor of future variability. Actual observations include customer-related revenue and intraday hedging, which helps to reduce losses and can reduce the number of instances actual losses exceed the prior day VaR measure. There were no instances during
70    The PNC Financial Services Group, Inc. – 2025 Form 10-K

2025 and 2024 under our diversified VaR measure where actual losses exceeded the prior-day VaR measure. Our portfolio and enterprise-wide VaR models utilize a historical approach with a 500-day look-back period.

Customer-related trading revenue was $236 million in 2025 compared to $122 million in 2024 and is recorded in Capital markets and advisory noninterest income and Other interest income on our Consolidated Income Statement. The increase was primarily due to higher derivative customer-related trading revenue.
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
A summary of our equity investments follows:
Table 35: Equity Investments Summary

Dollars in millions	December 31 2025	December 31 2024	Change
			$	%
Tax credit investments	$5,578	$5,066	$512	10%
Private equity and other	5,212	4,534	678	15%
Total	$10,790	$9,600	$1,190	12%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $3.4 billion and $2.9 billion at December 31, 2025 and 2024, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 4 Loan Sale and Servicing Activities and Variable Interest Entities has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.8 billion and $2.3 billion at December 31, 2025 and 2024, respectively. As of December 31, 2025, $2.5 billion was invested directly in a variety of companies, and $0.3 billion was invested indirectly through various private equity funds. Changes in fair value of private equity investments are recognized in Other noninterest income. See the Supervision and Regulation section in Item 1 of this Report for discussion of the Volcker Rule limitations on our interests in and relationships with private funds.

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

The Visa Class B-2 common shares that we own are transferable only under limited circumstances until either the resolution of the pending interchange litigation or Visa launches another exchange program allowing PNC to convert a portion of its Visa Class B-2 common shares into freely transferable Visa Class C common shares. At December 31, 2025, the estimated value of our total investment in the Visa Class B-2 common shares was approximately $0.9 billion while our cost basis was insignificant. The estimated value does not represent fair value of the Visa Class B-2 common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace. See Note 14 Fair Value and Note 20 Legal Proceedings for additional information regarding our Visa agreements.

On February 13, 2026, Visa announced that its Board of Directors authorized a successive exchange offer for its outstanding Class B common stock as promptly as practicable after certain conditions are met, subject to any unforeseen circumstances. The required conditions to conducting the exchange are (i) one year has passed since the initial exchange offer for Class B-1 common stock; and (ii) the estimated interchange reimbursement fees at issue in unresolved claims for damages in the U.S. covered litigation have been
The PNC Financial Services Group, Inc. – 2025 Form 10-K  71

reduced by 50% or more since October 1, 2023, as determined by Visa. More than one year has passed since the launch of the initial exchange offer and the second condition is expected to occur within the next several weeks. The timing of the exchange offer will be subject to occurrence of these conditions, review by the SEC of the registration statement, Visa’s outlook of market conditions and other relevant factors at the time.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $6 million in 2025 and $33 million in 2024.

Impact of Inflation
Our assets and liabilities are primarily financial in nature and typically have varying maturity dates. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. However, during periods of inflation, there may be a subsequent impact affecting certain fixed costs or expenses, an erosion of customer purchasing power, and fluctuations in the need or demand for our products and services. When significant levels of inflation occur, our business could potentially be impacted by, among other things, reducing our tolerance for extending credit or causing us to incur additional credit losses resulting from possible increased default rates. While the inflation rate remains above the Federal Reserve’s 2% target in 2025, it has declined compared to 2024, resulting in continued easing of the Federal Reserve’s monetary policy. See Item 1A Risk Factors, our Executive Summary and Cautionary Statement Regarding Forward-Looking Information in this Item 7 for further discussion of inflation and its overall impact to the economy, our borrowers’ ability to repay their obligations and certain costs and expenses to PNC.

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
72    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
Conduct, Reputational and Strategic Risk
PNC’s risk culture seeks to reinforce the appropriate protocols for responsible and ethical behavior through sound processes and controls. In order to promote a robust risk culture, the Board and executive management establish code of conduct and professional standards to which all employees must adhere. A strong risk culture discourages misconduct and supports conduct risk management at PNC. Conduct risk is defined as the risk that employees fail to comply with the ethical standards expected of them. Strong conduct risk management is important in supporting PNC’s risk culture where risk management is every employee’s responsibility. That responsibility enables the organization to operate within our risk appetite and emphasizes complying with laws and regulations. Reputational risk is another element of the ERM Framework and is defined as risk to PNC’s franchise, brand, and/or value based on a negative perception of PNC by its stakeholders and/or the changing expectations of its stakeholders. This risk can produce quantifiable impact materializing through means such as PNC’s brand value, corporate image, stock price, or other metric measuring the value of PNC or future earnings/ability to achieve business growth or meet strategic priorities. Another element of the ERM Framework that is also critical to optimizing shareholder returns is strategic risk. Strategic risk is the risk to earnings, capital, or liquidity that may arise from adverse business decisions, improper implementation of business decisions and/or inadequate response to changes in the business environment. Strategic risk is considered and assessed by our businesses in the annual strategic planning processes and monitored on an on-going basis as those plans are carried out.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  73

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
The following tables show PNC’s average consolidated balance sheet results and analysis of net interest income, as well as the year-to-year changes in net interest income.
Table 36: Average Consolidated Balance Sheet and Net Interest Analysis (a) (b) (c)

	2025			2024			2023
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$34,170	$1,287	3.77%	$31,535	$1,040	3.30%	$31,899	$912	2.86%
U.S. Treasury and government agencies	26,180	1,176	4.49%	16,010	740	4.62%	8,271	183	2.21%
Other	7,957	303	3.81%	7,291	268	3.68%	6,653	209	3.14%
Total securities available-for-sale	68,307	2,766	4.05%	54,836	2,048	3.73%	46,823	1,304	2.78%
Securities held-to-maturity
Residential mortgage-backed	41,530	1,242	2.99%	41,846	1,173	2.80%	44,517	1,217	2.73%
U.S. Treasury and government agencies	26,182	396	1.51%	34,360	463	1.35%	36,790	490	1.33%
Other	6,678	290	4.34%	9,700	460	4.74%	12,221	557	4.56%
Total securities held-to-maturity	74,390	1,928	2.59%	85,906	2,096	2.44%	93,528	2,264	2.42%
Total investment securities	142,697	4,694	3.29%	140,742	4,144	2.94%	140,351	3,568	2.54%
Loans
Commercial and industrial	185,786	10,756	5.79%	177,210	11,087	6.26%	179,650	10,494	5.84%
Commercial real estate	31,473	1,908	6.06%	35,241	2,352	6.67%	35,923	2,336	6.50%
Equipment lease financing	6,841	348	5.09%	6,557	356	5.43%	6,423	297	4.62%
Consumer	54,103	3,858	7.13%	53,678	3,914	7.29%	54,835	3,675	6.70%
Residential real estate	45,178	1,699	3.76%	47,108	1,747	3.71%	46,689	1,621	3.47%
Total loans	323,381	18,569	5.74%	319,794	19,456	6.08%	323,520	18,423	5.69%
Interest-earning deposits with banks	33,360	1,439	4.31%	43,145	2,303	5.34%	36,645	1,902	5.19%
Other interest-earning assets	13,245	722	5.45%	9,135	612	6.70%	8,884	562	6.33%
Total interest-earning assets/interest income	512,683	25,424	4.96%	512,816	26,515	5.17%	509,400	24,455	4.80%
Noninterest-earning assets	53,785			52,067			49,370
Total assets	$566,468			$564,883			$558,770
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$74,670	2,208	2.96%	$70,331	2,392	3.40%	$65,037	1,890	2.91%
Demand	128,230	2,403	1.87%	122,095	2,706	2.22%	124,084	2,444	1.97%
Savings	97,061	1,592	1.64%	96,708	1,746	1.81%	101,470	1,381	1.36%
Time deposits	35,568	1,294	3.64%	35,301	1,557	4.41%	24,802	894	3.60%
Total interest-bearing deposits	335,529	7,497	2.23%	324,435	8,401	2.59%	315,393	6,609	2.10%
Borrowed funds
Federal Home Loan Bank advances	17,563	831	4.73%	32,345	1,821	5.63%	34,440	1,864	5.41%
Senior debt	36,941	2,107	5.70%	30,751	2,022	6.58%	22,696	1,373	6.05%
Subordinated debt	3,727	211	5.66%	4,574	300	6.56%	5,580	348	6.24%
Other	5,870	251	4.28%	6,391	341	5.34%	4,566	198	4.34%
Total borrowed funds	64,101	3,400	5.30%	74,061	4,484	6.05%	67,282	3,783	5.62%
Total interest-bearing liabilities/interest expense	399,630	10,897	2.73%	398,496	12,885	3.23%	382,675	10,392	2.72%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	93,283			96,772			111,670
Accrued expenses and other liabilities	16,451			17,004			15,759
Equity	57,104			52,611			48,666
Total liabilities and equity	$566,468			$564,883			$558,770
Interest rate spread			2.23%			1.94%			2.08%
Benefit from use of noninterest bearing sources			0.60			0.72			0.68
Net interest income/margin		$14,527	2.83%		$13,630	2.66%		$14,063	2.76%
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
(b)Loan fees for the years ended December 31, 2025, 2024 and 2023 were $172 million, $189 million and $183 million, respectively.
(c)Interest income calculated as taxable-equivalent interest income. See Reconciliation of Taxable-Equivalent Net Interest Income in the Non-GAAP Financial Information section for more information.
74    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Table 37: Analysis of Year-to-Year Changes in Net Interest Income (a) (b)

	2025/2024			2024/2023
Taxable-equivalent basis	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
In millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available-for-sale
Residential mortgage-backed	$91	$156	$247	$(10)	$138	$128
U.S. Treasury and government agencies	$457	$(21)	436	$257	$300	557
Other	$26	$9	35	$21	$38	59
Total securities available-for-sale	$532	$186	718	$248	$496	744
Securities held-to-maturity
Residential mortgage-backed	$(9)	$78	69	$(74)	$30	(44)
U.S. Treasury and government agencies	$(119)	$52	(67)	$(33)	$6	(27)
Other	$(134)	$(36)	(170)	$(118)	$21	(97)
Total securities held-to-maturity	$(293)	$125	(168)	$(186)	$18	(168)
Total investment securities	$59	$491	550	$10	$566	576
Loans
Commercial and industrial	$521	$(852)	(331)	$(145)	$738	593
Commercial real estate	$(239)	$(205)	(444)	$(45)	$61	16
Equipment lease financing	$15	$(23)	(8)	$6	$53	59
Consumer	$31	$(87)	(56)	$(79)	$318	239
Residential real estate	$(73)	$25	(48)	$15	$111	126
Total loans	$216	$(1,103)	(887)	$(214)	$1,247	1,033
Interest-earning deposits with banks	$(468)	$(396)	(864)	$346	$55	401
Other interest-earning assets	$239	$(129)	110	$16	$34	50
Total interest-earning assets	$(7)	$(1,084)	$(1,091)	$165	$1,895	$2,060
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$142	$(326)	$(184)	$162	$340	$502
Demand	$131	$(434)	(303)	$(40)	$302	262
Savings	$6	$(160)	(154)	$(68)	$433	365
Time deposits	$12	$(275)	(263)	$434	$229	663
Total interest-bearing deposits	$279	$(1,183)	(904)	$194	$1,598	1,792
Borrowed funds
Federal Home Loan Bank advances	$(733)	$(257)	(990)	$(116)	$73	(43)
Senior debt	$374	$(289)	85	$522	$127	649
Subordinated debt	$(51)	$(38)	(89)	$(65)	$17	(48)
Other	$(26)	$(64)	(90)	$90	$53	143
Total borrowed funds	$(564)	$(520)	(1,084)	$397	$304	701
Total interest-bearing liabilities	$37	$(2,025)	(1,988)	$448	$2,045	2,493
Change in net interest income	$(4)	$901	$897	$91	$(524)	$(433)
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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  75

Table 38: Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) (a)

Year ended December 31 In millions
	2025	2024	2023
Net interest income (GAAP)	$14,410	$13,499	$13,916
Taxable-equivalent adjustments	117	131	147
Net interest income (non-GAAP)	$14,527	$13,630	$14,063
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

Table 39: Reconciliation of Tangible Book Value Per Common Share (non-GAAP)

December 31 Dollars in millions, except per share data	2025	2024	2023
Book value per common share	$140.44	$122.94	$112.72
Tangible book value per common share
Common shareholders’ equity	$54,828	$48,676	$44,864
Goodwill and other intangible assets	(11,138)	(11,171)	(11,244)
Deferred tax liabilities on goodwill and other intangible assets	237	241	244
Tangible common shareholders’ equity	$43,927	$37,746	$33,864
Period-end common shares outstanding (in millions)	390	396	398
Tangible book value per common share (non-GAAP) (a)	$112.51	$95.33	$85.08
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
76    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

The scenarios used for the period ended December 31, 2025 consider, among other factors, ongoing impacts of trade and fiscal policy, including tariffs, on the U.S. economic outlook. Given these factors, growth is expected to slow from current levels in the coming quarters. While recession risks remain elevated, our most likely expectation at December 31, 2025 is that the U.S. economy avoids a recession. We believe the economic scenarios effectively reflect the distribution of potential economic outcomes.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at December 31, 2025 and 2024.

Table 40: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of December 31, 2025
	2026	2027	2028
U.S. real GDP (a)	0.5%	2.0%	2.0%
U.S. Unemployment Rate (b)	5.1%	4.9%	4.4%
	Assumptions as of December 31, 2024
	2025	2026	2027
U.S. real GDP (a)	0.7%	2.2%	2.2%
U.S. Unemployment Rate (c)	4.8%	4.7%	4.4%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31, 2026, 2027 and 2028, respectively.
(c)Represents quarterly average rate at December 31, 2025, 2026 and 2027, respectively.

Real GDP growth is expected to slow by the end of 2026 to 0.5% on a weighted average basis, down from the 2.2% assumed at December 31, 2024. Growth then rebounds to 2.0% where real GDP remains stable through 2027 and 2028. The weighted-average unemployment rate is expected to end 2026 at 5.1%, continuing to decrease to 4.9% in 2027, landing at 4.4% by the fourth quarter of 2028.

To provide additional context regarding the sensitivity of the ACL to a more pessimistic forecast of expected economic outcomes, we compared our modeled credit loss estimates under our most severe downside CECL scenario to our weighted average estimates. This severe downside scenario estimated that real GDP contracted in 2026 ending the year down 2.5% compared to 2025 levels, with growth picking up again by the end of 2027. The unemployment rate in this scenario increased to end 2026 at 6.6%, then peaks at 7.3% during 2027, before gradually improving to 6.1% by the end of 2028. This scenario does not reflect our current expectation at December 31, 2025, nor does it capture all the potential unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical severe conditions. This alternative scenario would result in a hypothetical increase in our modeled credit loss estimates of $2.0 billion at December 31, 2025. This sensitivity analysis considers only changes in the modeled credit loss estimates and does not consider potential increases or decreases in our qualitative component. The CECL methodology inherently requires a high degree of judgment, and as a result, it is possible that we may, at another point in time, reach different conclusions regarding our credit loss estimates.

Qualitative Component
As discussed in the Allowance for Credit Losses section of Note 1 Accounting Policies, we incorporate qualitative reserves in the ACL that reflect our best estimate of expected losses that may not be adequately represented in our quantitative methods or economic
The PNC Financial Services Group, Inc. – 2025 Form 10-K  77

assumptions. Qualitative factors may include, but are not limited to, inherent forecasting limitations, model imprecision, timing of available information, and/or emerging and ongoing credit risks. At December 31, 2025, the qualitative framework considers PNC’s view of the current state of the economy, which continues to reflect uncertainty due to the fundamental change in office demand, tariff and trade driven pressures, interest rate movements and housing affordability. Our most significant qualitative factor was related to the office portfolio of the commercial real estate loan class.

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
We employ risk management strategies designed to protect the value of MSRs from changes in interest rates and related market factors. The values of the MSRs are economically hedged with securities and derivatives, including, but not limited to, interest-rate swaps, options, and forward mortgage-backed and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value inverse to the change in fair value of the hedged MSR portfolios. The hedge relationships are actively managed in response to changing market conditions over the life of the MSRs. Selecting appropriate financial instruments to economically hedge residential or commercial MSRs requires significant management judgment to assess how rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be less predictable in the short term, but over longer periods of time, they are expected to protect the economic value of the MSRs.
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

78    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Recently Issued Accounting Standards

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
• We expect to provide additional disaggregated income statement expense disclosures in accordance with this ASU.

Purchased Loans - ASU 2025-08 Issued November 2025	• Required effective date of January 1, 2027; early adoption is permitted.
• Expands the population of acquired financial assets subject to the gross-up approach, which requires recognition of an ACL for the estimate of credit losses at the acquisition date.
• Clarifies that loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition.
• Requires entities to evaluate whether loans acquired in an asset acquisition (or initially recognized through the consolidation of a VIE) are deemed “seasoned”. A loan is seasoned if it was purchased at least 90 days after origination and the acquirer was not involved in the origination of the loan. All loans that are acquired without credit deterioration through a business combination are deemed “seasoned”.
• Requires a prospective transition approach; the ASU is applied to loans that are acquired on or after the initial application date.
• We adopted this ASU on January 1, 2026.
• Adoption of this ASU will result in more acquired loans using the gross-up approach, which will eliminate the Provision for credit losses recognized on these loans upon acquisition. Otherwise, this ASU will not materially impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity or Consolidated Statement of Cash Flows.

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
• We are currently evaluating the requirements within this ASU and do not plan to early adopt.
• This ASU will not impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity and Consolidated Statement of Cash Flows.

Recently Adopted Accounting Pronouncements
See Note 1 Accounting Policies regarding the impact of new accounting pronouncements that we have adopted.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  79

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
–PNC’s baseline forecast remains for continued expansion, but slower economic growth in 2026 than in 2024 and 2025. Tariffs remain a drag on consumer spending and business investment, while AI-related capex and wealth effects have been key supports to growth. Consumer spending growth is slowing to a pace more consistent with household income growth. The One Big Beautiful Bill will be a net positive for economic growth in 2026.
–The baseline forecast anticipates real GDP growth slowing to around 2% in 2026, with continued modest job gains and the unemployment rate at around 4.5%. Tariffs remain a risk to the outlook, and a reversal in sentiment around AI or a large decline in equity prices would be drags. Weaker labor force growth could lead to weaker long-run growth.
–Our baseline forecast is for the Federal Reserve to keep the federal funds rate unchanged in the first half of this year, in a range between 3.50% and 3.75%. We expect modest additional easing in the second half of the year with 25 basis points cuts at the FOMC meetings in July and September 2026, resulting in a federal funds rate in the range of 3.00% to 3.25% by the fall. However, there are two-sided risks to this outlook: (1) if inflation re-accelerates or proves more persistent than expected, the Federal Reserve may cut less or (2) if growth falters or recession emerges, easing could be deeper and more prolonged.
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
80    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The PNC Financial Services Group, Inc. – 2025 Form 10-K  81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

82    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

Allowance for Loan and Lease Losses – Commercial Loans

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for loan and lease losses was $4,410 million as of December 31, 2025, of which $3,089 million relates to commercial loans. For commercial loans, the determination of the allowance is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable economic forecasts of future conditions and other relevant factors. As disclosed by management, they consider reasonable and supportable forecasts in estimating expected credit losses and have established a framework that includes a three-year forecast period and the use of four economic scenarios with associated probability weights, which in combination create a forecast of expected economic outcomes. To forecast the distribution of economic outcomes over the reasonable and supportable forecast period, management generates four economic forecast scenarios using a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking judgment. Management used a number of economic variables in their scenarios, with two of the most significant drivers being Real GDP and the U.S. unemployment rate. Management incorporates qualitative reserves in the allowance for credit losses that reflect their best estimate of expected losses that may not be adequately represented in the quantitative methods or the economic assumptions. Such qualitative factors may include, but are not limited to, industry concentration and conditions, changes in market conditions, changes in the nature and volume of the Company’s portfolio, recent credit quality trends, recent loss experience in particular portfolios, recent macroeconomic factors, limitations of available input data, model imprecision, changes in lending policies, and timing of available information.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for loan and lease losses for commercial loans, including controls over the economic forecast scenarios of Real GDP and the U.S. unemployment rate, the weighting given to each economic forecast scenario, and the qualitative reserves. These procedures also included, among others, (i) testing management’s process for determining the allowance for loan and lease losses for commercial loans, (ii) testing the completeness and accuracy of certain data used in the estimate, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of certain methodologies and commercial loss forecasting models used by management, (b) the reasonableness of certain borrower risk characteristics, (c) the reasonableness of certain economic forecast scenarios, including Real GDP and the U.S. unemployment rate, (d) the reasonableness of management’s weighting given to each economic forecast scenario used in the loss forecasting models, and (e) certain qualitative reserves made to the model output results to determine the overall allowance for loan and lease losses for commercial loans.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 20, 2026

We have served as the Company’s auditor since 2007.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  83

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2025	2024	2023
Interest Income
Loans	$18,472	$19,346	$18,299
Investment securities	4,674	4,123	3,545
Other	2,161	2,915	2,464
Total interest income	25,307	26,384	24,308
Interest Expense
Deposits	7,497	8,401	6,609
Borrowed funds	3,400	4,484	3,783
Total interest expense	10,897	12,885	10,392
Net interest income	14,410	13,499	13,916
Noninterest Income
Asset management and brokerage	1,597	1,485	1,412
Capital markets and advisory	1,548	1,250	952
Card and cash management	2,899	2,770	2,733
Lending and deposit services	1,310	1,259	1,233
Residential and commercial mortgage	571	581	625
Other income
Gain on Visa shares exchange program	—	754	—
Securities gains (losses)	(9)	(500)	(2)
Other	773	457	621
Total other income	764	711	619
Total noninterest income	8,689	8,056	7,574
Total revenue	23,099	21,555	21,490
Provision For Credit Losses	779	789	742
Noninterest Expense
Personnel	7,782	7,302	7,428
Occupancy	962	954	982
Equipment	1,606	1,527	1,411
Marketing	378	362	350
Other	3,106	3,379	3,841
Total noninterest expense	13,834	13,524	14,012
Income before income taxes and noncontrolling interests	8,486	7,242	6,736
Income taxes	1,489	1,289	1,089
Net income	6,997	5,953	5,647
Less: Net income attributable to noncontrolling interests	61	64	69
Preferred stock dividends	308	352	417
Preferred stock discount accretion and redemptions	9	8	8
Net income attributable to common shareholders	$6,619	$5,529	$5,153
Earnings Per Common Share
Basic	$16.60	$13.76	$12.80
Diluted	$16.59	$13.74	$12.79
Average Common Shares Outstanding
Basic	396	399	401
Diluted	396	400	401
See accompanying Notes to Consolidated Financial Statements.
84    The PNC Financial Services Group, Inc. – 2025 Form 10-K

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2025	2024	2023
Net income	$6,997	$5,953	$5,647
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	2,378	965	1,753
Net change in cash flow hedge derivatives	1,500	527	1,303
Pension and other postretirement benefit plan adjustments	300	21	166
Net change in Other	(6)	1	5
Other comprehensive income (loss), before tax and net of reclassifications into Net income	4,172	1,514	3,227
Income tax benefit (expense) related to items of other comprehensive income	(1,015)	(367)	(767)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	3,157	1,147	2,460
Comprehensive income	10,154	7,100	8,107
Less: Comprehensive income attributable to noncontrolling interests	61	64	69
Comprehensive income attributable to PNC	$10,093	$7,036	$8,038
See accompanying Notes to Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  85

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31	December 31
In millions, except par value	2025	2024
Assets
Cash and due from banks	$6,777	$6,904
Interest-earning deposits with banks	32,936	39,347
Loans held for sale (a)	1,939	850
Investment securities – available-for-sale	68,135	62,039
Investment securities – held-to-maturity	70,105	77,693
Loans (a)	331,481	316,467
Allowance for loan and lease losses	(4,410)	(4,486)
Net loans	327,071	311,981
Equity investments	10,790	9,600
Mortgage servicing rights	3,659	3,711
Goodwill	10,959	10,932
Other (a)	41,201	36,981
Total assets	$573,572	$560,038
Liabilities
Deposits
Noninterest-bearing	$91,748	$92,641
Interest-bearing (b)	349,118	334,097
Total deposits	440,866	426,738
Borrowed funds
Federal Home Loan Bank advances	13,000	22,000
Senior debt	38,642	32,497
Subordinated debt	3,016	4,104
Other (b)	2,443	3,072
Total borrowed funds	57,101	61,673
Allowance for unfunded lending related commitments	818	719
Accrued expenses and other liabilities (b)	14,151	16,439
Total liabilities	512,936	505,569
Equity
Preferred stock (c)	—	—
Common stock ($5 par value, Authorized 800,000,000 shares, issued 543,497,966 and 543,310,646 shares)	2,717	2,717
Capital surplus	18,922	18,710
Retained earnings	63,266	59,282
Accumulated other comprehensive income (loss)	(3,408)	(6,565)
Common stock held in treasury at cost: 153,084,091 and 147,373,633 shares	(20,912)	(19,719)
Total shareholders’ equity	60,585	54,425
Noncontrolling interests	51	44
Total equity	60,636	54,469
Total liabilities and equity	$573,572	$560,038
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.7 billion, Loans held for investment of $1.1 billion and Other assets of $0.2 billion at December 31, 2025. Comparable amounts at December 31, 2024 were $0.8 billion, $1.2 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Interest-bearing deposits of $3.6 billion, Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at December 31, 2025. Comparable amounts at December 31, 2024 were $0, less than $0.1 billion and $0.1 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.
86    The PNC Financial Services Group, Inc. – 2025 Form 10-K

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2022 (a)	401	$2,714	$5,746	$12,630	$53,572	$(10,172)	$(18,716)	$38	$45,812
Cumulative effect of ASU adoptions (b)	—	—	—	—	26	—	—	—	26
Balance at January 1, 2023 (a)	401	$2,714	$5,746	$12,630	$53,598	$(10,172)	$(18,716)	$38	$45,838
Net income	—	—	—	—	5,578	—	—	69	5,647
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,460	—	—	2,460
Cash dividends declared - Common	—	—	—	—	(2,461)	—	—	—	(2,461)
Cash dividends declared - Preferred	—	—	—	—	(417)	—	—	—	(417)
Preferred stock discount accretion	—	—	8	—	(8)	—	—	—	—
Preferred stock issuance (c)	—	—	1,487	—	—	—	—	—	1,487
Common stock activity (d)	—	2	—	30	—	—	—	—	32
Treasury stock activity	(3)	—	—	78	—	—	(493)	—	(415)
Preferred stock redemption (e)	—	—	(1,000)	—	—	—	—	—	(1,000)
Other	—	—	—	41	—	—	—	(71)	(30)
Balance at December 31, 2023 (a)	398	$2,716	$6,241	$12,779	$56,290	$(7,712)	$(19,209)	$36	$51,141
Net income	—	—	—	—	5,889	—	—	64	5,953
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,147	—	—	1,147
Cash dividends declared - Common	—	—	—	—	(2,537)	—	—	—	(2,537)
Cash dividends declared - Preferred	—	—	—	—	(352)	—	—	—	(352)
Preferred stock discount accretion	—	—	8	—	(8)	—	—	—	—
Common stock activity (d)	—	1	—	31	—	—	—	—	32
Treasury stock activity	(2)	—	—	90	—	—	(510)	—	(420)
Preferred stock redemption (f)	—	—	(500)	—	—	—	—	—	(500)
Other	—	—	—	61	—	—	—	(56)	5
Balance at December 31, 2024 (a)	396	$2,717	$5,749	$12,961	$59,282	$(6,565)	$(19,719)	$44	$54,469
Net income	—	—	—	—	6,936	—	—	61	6,997
Other comprehensive income (loss), net of tax	—	—	—	—	—	3,157	—	—	3,157
Cash dividends declared - Common	—	—	—	—	(2,635)	—	—	—	(2,635)
Cash dividends declared - Preferred	—	—	—	—	(308)	—	—	—	(308)
Preferred stock discount accretion	—	—	9	—	(9)	—	—	—	—
Common stock activity (d)	—	—	—	35	—	—	—	—	35
Treasury stock activity	(6)	—	—	120	—	—	(1,193)	—	(1,073)
Other	—	—	—	48	—	—	—	(54)	(6)
Balance at December 31, 2025 (a)	390	$2,717	$5,758	$13,164	$63,266	$(3,408)	$(20,912)	$51	$60,636
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
(e)On November 1, 2023, PNC redeemed all 10,000 shares of its Series O preferred stock, as well as all 1,000,000 depositary shares each representing a fractional interest in such shares.
(f)On December 2, 2024, PNC redeemed all 5,000 shares of its Series R preferred stock, as well as all 500,000 depositary shares each representing a fractional interest in such shares.

See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  87

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2025	2024	2023
Operating Activities
Net income	$6,997	$5,953	$5,647
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	779	789	742
Depreciation, amortization and accretion	381	259	217
Deferred income taxes (benefit)	(40)	(30)	(252)
Net losses on sales of securities	9	500	2
Changes in fair value of mortgage servicing rights	492	154	298
Gain on Visa shares exchange program	—	(754)	—
Net change in
Trading securities and other short-term investments	(3,966)	41	(767)
Loans held for sale and related securitization activity	(1,102)	(151)	210
Other assets	1,736	896	2,312
Accrued expenses and other liabilities	(1,610)	(1,373)	507
Other operating activities, net	708	1,596	1,195
Net cash provided (used) by operating activities	$4,384	$7,880	$10,111
Investing Activities
Sales
Securities available-for-sale	$3,151	$4,259	$36
Loans	876	636	979
Repayments/maturities
Securities available-for-sale	6,668	6,622	6,916
Securities held-to-maturity	15,006	15,711	7,003
Purchases
Securities available-for-sale	(15,425)	(30,366)	(3,805)
Securities held-to-maturity	(6,657)	(1,745)	(1,857)
Loans	(2,312)	(1,915)	(10,195)
Net change in federal funds sold and resale agreements	448	(387)	573
Other changes in loans, net	(14,736)	5,056	12,440
Other investing activities, net	(2,636)	(1,103)	(1,985)
Net cash provided (used) by investing activities	$(15,617)	$(3,232)	$10,105

88    The PNC Financial Services Group, Inc. – 2025 Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)	Year ended December 31
In millions	2025	2024	2023
Financing Activities
Net change in
Noninterest-bearing deposits	$(895)	$(8,660)	$(23,189)
Interest-bearing deposits	15,021	13,964	8,337
Federal funds purchased and repurchase agreements	77	(74)	359
Other borrowed funds	(377)	431	(549)
Sales/issuances
Federal Home Loan Bank advances	4,100	3,000	6,000
Senior debt	8,030	9,974	10,464
Other borrowed funds	—	—	824
Preferred stock	—	—	1,484
Common and treasury stock	70	69	72
Repayments/maturities
Federal Home Loan Bank advances	(13,100)	(19,000)	(75)
Senior debt	(2,750)	(4,000)	(750)
Subordinated debt	(1,200)	(750)	(1,500)
Other borrowed funds	—	—	(802)
Preferred stock redemption	—	(500)	(1,000)
Acquisition of treasury stock	(1,338)	(687)	(651)
Preferred stock cash dividends paid	(308)	(352)	(417)
Common stock cash dividends paid	(2,635)	(2,537)	(2,461)
Net cash provided (used) by financing activities	$4,695	$(9,122)	$(3,854)
Net Increase (Decrease) In Cash, Cash Equivalents And Restricted Cash	$(6,538)	$(4,474)	$16,362
Cash, cash equivalents and restricted cash at beginning of period	46,251	50,725	34,363
Cash, cash equivalents and restricted cash at end of period (a)	$39,713	$46,251	$50,725
Supplemental Disclosures (b)
Interest paid	$11,154	$13,052	$9,451
Leased assets obtained in exchange for new operating lease liabilities	$431	$247	$237
Non-cash Investing And Financing Items
Transfer from loans to loans held for sale, net	$320	$122	$380
Transfer from loans to foreclosed assets	$49	$40	$56
Adjustment to assets and liabilities related to partially financed investment exits	$—	$—	$834
(a)Includes restricted cash at end of period of $954 million, $968 million and $985 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)Disclosures of income taxes paid (net of refunds) are presented in Note 18 Income Taxes pursuant to our adoption of ASU 2023-09. Refer to Note 1 Accounting Policies for additional information related to our adoption of this ASU.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.

See the Glossary on page 180 for additional information on certain terms and acronyms used throughout the Financial Statements and related Notes.

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
Investments
We hold interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:
•Ownership interest,
•Our plans for the investment, and
•The nature of the investment.

Debt Securities
Debt securities are recorded on a trade-date basis. We classify debt securities as either trading, held-to-maturity or available-for-sale. Debt securities that we purchase for certain risk management activities or customer-related trading activities are classified as trading securities and reported in the Other assets line item on our Consolidated Balance Sheet at fair value. For debt securities classified as trading, realized and unrealized gains and losses within our capital markets business are included in Capital markets and advisory noninterest income; realized and unrealized gains and losses related to hedging MSRs are included in Residential and commercial mortgage noninterest income. We classify debt securities as held-to-maturity when we have the positive intent and ability to hold the securities to maturity, and carry them at amortized cost, less any allowance. Debt securities not classified as held-to-maturity or trading are classified as securities available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are included in AOCI net of income taxes.

We include all interest on debt securities, including amortization of premiums and accretion of discounts on investment securities, in net interest income using the constant effective yield method generally calculated over the contractual lives of the securities. Effective
90    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

We consider a security to be past due in terms of payment based on its contractual terms. A security may be placed on nonaccrual when collectability of principal or interest is doubtful, with interest no longer recognized until received. As of December 31, 2025 and 2024, nonaccrual or past due held-to-maturity and available-for-sale securities were immaterial.

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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  91

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

We consider a loan to be collateral dependent when we determine that substantially all of the expected cash flows will be generated from the operation or sale of the collateral underlying the loan when the borrower is experiencing financial difficulty and we have elected to measure the loan at the estimated fair value of collateral (less costs to sell if sale or foreclosure of the property is expected).
Additionally, we consider a loan to be collateral dependent when foreclosure or liquidation of the underlying collateral is probable.

Loan modifications to borrowers experiencing financial difficulty, or FDMs, occur as a result of our loss mitigation activities. Modified commercial loans that meet an established internal risk rating threshold at the time of modification are in-scope for FDM consideration. Consumer FDMs are provided in accordance with established hardship relief programs. FDMs include loan modifications that may result in interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof:
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
•Repayment plans are offered for some of our credit card, home equity, and unsecured line of credit products, which may provide for either a reduced payment and interest rate for a specific period of time, or a fixed payment plan informed by the borrower’s financial situation and current market environment at the time of modification.

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
92    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  93

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

Charge-offs
We generally charge-off commercial (commercial and industrial, commercial real estate and equipment lease financing) nonperforming loans when we determine that a specific loan, or portion thereof, is uncollectible. This determination is based on the specific facts and circumstances of the individual loans. However, we may use certain inputs as an aid in making this determination, including but not limited to assessments of the collateral pledged to the underlying loan and loss estimates that are informed by internal and third-party reports. Additionally, we consider the viability of the business or project as a going concern, the past due status when the asset is not well secured, the expected cash flows to repay the loan, the value of the collateral less costs to sell, and the ability and willingness of any guarantors to perform when making this determination. For most commercial loans above a defined dollar threshold, charge-offs are generally assessed on an individual loan basis and are informed by third party valuations (where available) and internal information, except for those loans secured by real estate. For loans secured by real estate, we charge-off the amortized cost of the loan to a defined LTV ratio when the loan is placed on nonaccrual designation. For commercial loans and leases less than a defined dollar threshold, balances are generally charged-off in full after 180 days for loans and 120 days for leases. Refer to the appraisal discussion that follows for additional information on third party examinations and appraisals.

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
94    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

For commercial real estate loans, collateral generally includes land and/or buildings that are used to generate income for the borrower, which we assign a value to through use of appraisals performed by qualified, independent third-party state certified real estate appraisers. New loans or loans being evaluated for extension or material modification are required to be appraised. The frequency of reappraisals outside of a credit action is based on regulatory and internal requirements. Generally, for loans with heightened risk, a cadence has been established to obtain updated appraisals at least annually to aid in determining the timing and amount of a charge-off, if deemed necessary. Loans that do not demonstrate a heightened risk are monitored through our ongoing management of the portfolio, including any need for a new appraisal. All appraisals are reviewed by independent qualified real estate valuation personnel. Depending on the specific circumstances of the property at the time of appraisal, we may use one, or a combination of as-is, as-completed or as-stabilized appraisals.

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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  95

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

96    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Allowance for Loan and Lease Losses
Our pooled expected credit loss methodology is based upon the quantification of risk parameters, such as PD, LGD, EAD and the remaining estimated contractual term for a loan, loan segment or lease. We also consider the impact of prepayments and amortization on the estimated contractual term in our expected loss estimates. We use historical credit loss information, current borrower risk characteristics and forecasted economic variables for the reasonable and supportable forecast period, coupled with analytical methods, to estimate these risk parameters by loan, loan segment or lease. PD, LGD and EAD parameters are calculated for each forecasted scenario and the long-run average period, and are combined to generate expected loss estimates by scenario. Each scenario is then weighted to determine our total estimated loss. The following matrix provides credit risk characteristics that we use to estimate these risk parameters.

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
Commercial real estate (CRE)	•Property performance metrics, property type, market and risk pool and internal risk ratings based on borrower characteristics	•Property type, LTV, market, risk pool and costs to sell	•Outstanding balances, commitment, contractual maturities and historical prepayment experience for loans
Consumer
Home equity / Residential real estate	•Borrower credit scores, delinquency status, origination vintage, LTV and contractual maturity	•Collateral characteristics, LTV and costs to sell	•Outstanding balances, contractual maturities and historical prepayment experience for loans •Current utilization and historical pre-default draw experience for lines
Automobile	•Borrower credit scores, delinquency status, borrower income, LTV and contractual maturity	•New vs. used, LTV and borrower credit scores	•Outstanding balances, contractual maturities and historical prepayment experience
Credit card	•Borrower credit scores, delinquency status, utilization, payment behavior and months on book	•Borrower credit scores and credit line amount	•Paydown curves are developed using a pro-rata method and estimated using borrower behavior segments, payment ratios and borrower credit scores
Education / Other consumer	•Modeled using either discrete risk parameters or analytical approaches based on net charge-offs and paydown rates

The PNC Financial Services Group, Inc. – 2025 Form 10-K  97

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

98    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
Allowance for Other Financial Assets
We determine the allowance for other financial assets (e.g., trade receivables, servicing advances on PNC-owned loans and balances with banks) considering historical loss information and other available indicators. In certain cases where there are no historical, current or forecast indicators of an expected credit loss, we may estimate the reserve to be close to zero. As of December 31, 2025, December 31, 2024, and December 31, 2023 the allowance for other financial assets was immaterial.
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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  99

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
Variable Interest Entities
A VIE is a corporation, partnership, LLC, or any other legal structure used to conduct activities or hold assets generally that either:
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
•Estimated prepayment speeds, and
•Estimated servicing costs.

We’ve elected to subsequently measure commercial and residential MSRs at fair value. We manage the risk of changes in fair value of MSRs by hedging the fair value with derivatives and securities which are expected to offset the change in fair value of the servicing rights. Changes in the fair value of MSRs are recognized as gains or losses. The fair value of these servicing rights is estimated by using a discounted cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other factors which are determined based on current market conditions.

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
100    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

The PNC Financial Services Group, Inc. – 2025 Form 10-K  101

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
102    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
See Note 15 Financial Derivatives for additional information.
Income Taxes
Effective for our 2025 Form 10-K, we adopted ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands presentation requirements for select items, including the rate reconciliation and income taxes paid (net of refunds) disclosures. The ASU was applied retrospectively to all prior periods presented. The ASU requires specific categories to be presented in a rate reconciliation between the U.S. statutory federal income tax expense (or benefit) and the effective income tax expense (or benefit), while providing additional information for any reconciling item that is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the statutory income tax rate. Additionally, the ASU requires the amount of income taxes paid to be disaggregated by federal, state and foreign source, and further requires disaggregation for jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Refer to Note 18 Income Taxes for additional information on our adoption of this ASU.
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
We have elected to apply PAM to our qualifying LIHTC and NMTC equity investments. Investment tax credits and investment impairment are recognized in tax expense for any individual LIHTC and NMTC equity investment for which we can demonstrate that the investment was made primarily for the purpose of receiving income tax credits and other income tax benefits. We use the deferral method of accounting for all investment tax credit equity investments. Under this method, the investment tax credits are recognized as a reduction to the related asset.
See Note 18 Income Taxes for additional information.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  103

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
We recognize gains or losses on changes in the fair value of certain financial instruments where we have elected the fair value option. These financial instruments include certain commercial and residential mortgage loans originated for sale, certain residential mortgage portfolio loans, and certain brokered time deposits. We also recognize gains or losses on changes in the fair value of residential and commercial MSRs.
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

Card and cash management includes revenue primarily from debit and credit card activities, inclusive of credit card points and rewards, treasury management services and ATM fees. Debit and credit card activities include interchange revenue and merchant service fees. Treasury management services include cash and investment management, receivables and disbursement management, funds transfer and access to online/mobile information management and reporting.

104    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
Recently Adopted Accounting Standards

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

• Adopted for annual periods beginning in 2025 using a retrospective transition approach.
• This ASU did not impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity or Consolidated Statement of Cash Flows.
• The presentation of our income tax disclosures have been updated to reflect (1) specific categories in our rate reconciliation disclosure and (2) the disaggregation of income taxes paid (net of refunds received). These updates can be found in Note 18 Income Taxes.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  105

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available-for-sale and held-to-maturity portfolios by major security type:
Table 41: Investment Securities Summary (a)(b)

	December 31, 2025				December 31, 2024
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury and government agencies	$29,022	$188	$(313)	$28,897	$23,962	$25	$(436)	$23,551
Residential mortgage-backed
Agency	32,429	176	(1,942)	30,663	33,589	28	(2,991)	30,626
Non-agency	442	110	(4)	548	504	105	(6)	603
Commercial mortgage-backed
Agency	3,395	43	(66)	3,372	2,077	1	(133)	1,945
Non-agency	256	—	(4)	252	706	—	(15)	691
Asset-backed	2,247	50	—	2,297	2,353	42	(3)	2,392
Other	2,106	54	(54)	2,106	2,307	42	(118)	2,231
Total securities available-for-sale	$69,897	$621	$(2,383)	$68,135	$65,498	$243	$(3,702)	$62,039
Securities Held-to-Maturity
U.S. Treasury and government agencies	$21,537	$25	$(318)	$21,244	$29,420	$—	$(896)	$28,524
Residential mortgage-backed
Agency	42,599	279	(2,155)	40,723	40,171	16	(3,696)	36,491
Non-agency	222	—	(11)	211	240	—	(21)	219
Commercial mortgage-backed
Agency	1,091	16	(7)	1,100	955	3	(28)	930
Non-agency	328	3	(1)	330	836	3	(7)	832
Asset-backed	1,840	46	(6)	1,880	3,380	37	(16)	3,401
Other	2,488	34	(31)	2,491	2,691	19	(49)	2,661
Total securities held-to-maturity (d)	$70,105	$403	$(2,529)	$67,979	$77,693	$78	$(4,713)	$73,058
(a) At December 31, 2025, the accrued interest associated with our held-to-maturity and available-for-sale portfolios totaled $219 million and $348 million, respectively. The comparable amounts at December 31, 2024 were $242 million and $328 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both December 31, 2025 and 2024.
(c) Amortized cost is presented net of allowance of $61 million for securities available-for-sale, primarily related to non-agency commercial mortgage-backed securities, and $5 million for securities held-to-maturity at December 31, 2025. The comparable amounts at December 31, 2024 were $86 million and $5 million, respectively.
(d) Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of the transfer. The amortized cost of held-to-maturity securities included net unrealized losses of $2.7 billion at December 31, 2025, related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2024 was $3.4 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available-for-sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held-to-maturity are carried at amortized cost, net of any allowance. At December 31, 2025 and 2024, there were $0.6 billion of net unsettled sales and $1.2 billion of net unsettled purchases of investment securities, respectively. This activity represents non-cash investing activity and, accordingly, is not reflected on the Consolidated Statement of Cash Flows.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. As of December 31, 2025, the allowance for investment securities was $66 million and primarily related to non-agency commercial mortgage-backed securities in the available-for-sale portfolio. The comparable amount at December 31, 2024 was $91 million. See Note 1 Accounting Policies for a discussion of the methodologies used to determine the allowance for investment securities.

At December 31, 2025, AOCI included pre-tax losses of $229 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.
106    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Table 42 presents the gross unrealized losses and fair value of securities available-for-sale that do not have an associated allowance for investment securities at December 31, 2025 and 2024. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of December 31, 2025, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 42: Gross Unrealized Loss and Fair Value of Securities Available-for-Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2025
U.S. Treasury and government agencies	$(1)	$103	$(312)	$1,427	$(313)	$1,530
Residential mortgage-backed
Agency	(4)	541	(1,938)	17,383	(1,942)	17,924
Non-agency	—	—	(1)	24	(1)	24
Commercial mortgage-backed
Agency	—	—	(66)	1,572	(66)	1,572
Non-agency	—	—	(4)	167	(4)	167
Asset-backed	—	—	—	—	—	—
Other	—	—	(43)	1,518	(43)	1,518
Total securities available-for-sale	$(5)	$644	$(2,364)	$22,091	$(2,369)	$22,735
December 31, 2024
U.S. Treasury and government agencies	$(70)	$17,500	$(366)	$1,824	$(436)	$19,324
Residential mortgage-backed
Agency	(65)	6,163	(2,926)	19,595	(2,991)	25,758
Non-agency	—	—	(3)	41	(3)	41
Commercial mortgage-backed
Agency	(8)	501	(125)	1,388	(133)	1,889
Non-agency	—	—	(15)	559	(15)	559
Asset-backed	(2)	226	(1)	8	(3)	234
Other	(2)	99	(98)	1,734	(100)	1,833
Total securities available-for-sale	$(147)	$24,489	$(3,534)	$25,149	$(3,681)	$49,638

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 43: Gains (Losses) on Sales of Securities Available-for-Sale

Year ended December 31 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2025	$32	$(41)	$(9)	$(2)
2024	$2	$(502)	$(500)	$(105)
2023	$—	$(2)	$(2)	$—

The PNC Financial Services Group, Inc. – 2025 Form 10-K  107

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2025:
Table 44: Contractual Maturity of Debt Securities

December 31, 2025	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Dollars in millions
Securities Available-for-Sale
U.S. Treasury and government agencies	$173	$16,527	$10,236	$2,086	$29,022
Residential mortgage-backed
Agency	1	438	2,978	29,012	32,429
Non-agency	—	—	145	297	442
Commercial mortgage-backed
Agency	9	1,431	98	1,857	3,395
Non-agency	—	79	55	122	256
Asset-backed	—	1,025	375	847	2,247
Other	348	1,284	183	291	2,106
Total securities available-for-sale at amortized cost	$531	$20,784	$14,070	$34,512	$69,897
Fair value	$528	$20,847	$14,018	$32,742	$68,135
Weighted-average yield, GAAP basis (a)	2.49%	3.81%	4.20%	3.77%	3.86%
Securities Held-to-Maturity
U.S. Treasury and government agencies	$10,001	$9,228	$1,463	$845	$21,537
Residential mortgage-backed
Agency	—	4	796	41,799	42,599
Non-agency	—	—	—	222	222
Commercial mortgage-backed
Agency	—	324	394	373	1,091
Non-agency	—	21	—	307	328
Asset-backed	9	190	1,065	576	1,840
Other	135	740	256	1,357	2,488
Total securities held-to-maturity at amortized cost	$10,145	$10,507	$3,974	$45,479	$70,105
Fair value	$10,108	$10,400	$3,901	$43,570	$67,979
Weighted-average yield, GAAP basis (a)	1.24%	2.00%	2.56%	3.17%	2.68%
(a)        Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings and unused borrowing capacity:
Table 45: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31, 2025	December 31, 2024
Pledged to others	$61,230	$69,330
Accepted from others:
Permitted by contract or custom to sell or repledge	$759	$1,231
Permitted amount repledged to others	$759	$1,231

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

108    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

Table 46 presents the composition and delinquency status of our loan portfolio at December 31, 2025 and December 31, 2024. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  109

Table 46: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e) (f)
December 31, 2025
Commercial
Commercial and industrial	$194,689	$137	$94	$57	$288		$746	$—	$195,723
Commercial real estate	28,879	14	98	—	112		574	—	29,565
Equipment lease financing	7,083	45	9	—	54		38	—	7,175
Total commercial	230,651	196	201	57	454		1,358	—	232,463
Consumer
Residential real estate	42,687	243	101	209	553	(c)	320	200	43,760
Home equity	25,365	70	30	—	100		439	37	25,941
Automobile	16,411	74	18	5	97		83	—	16,591
Credit card	6,859	45	32	65	142		13	—	7,014
Education	1,395	22	14	37	73	(c)	—	—	1,468
Other consumer	4,215	10	7	7	24		5	—	4,244
Total consumer	96,932	464	202	323	989		860	237	99,018
Total	$327,583	$660	$403	$380	$1,443		$2,218	$237	$331,481
Percentage of total loans	98.82%	0.20%	0.12%	0.11%	0.44%		0.67%	0.07%	100.00%
December 31, 2024
Commercial
Commercial and industrial	$174,988	$159	$43	$72	$274		$528	$—	$175,790
Commercial real estate	32,657	25	18	—	43		919	—	33,619
Equipment lease financing	6,687	41	12	—	53		15	—	6,755
Total commercial	214,332	225	73	72	370		1,462	—	216,164
Consumer
Residential real estate	45,134	234	106	188	528	(c)	278	475	46,415
Home equity	25,351	71	26	—	97		482	61	25,991
Automobile	15,155	83	22	9	114		86	—	15,355
Credit card	6,696	49	38	81	168		15	—	6,879
Education	1,557	25	15	39	79	(c)	—	—	1,636
Other consumer	3,998	10	8	8	26		3	—	4,027
Total consumer	97,891	472	215	325	1,012		864	536	100,303
Total	$312,223	$697	$288	$397	$1,382		$2,326	$536	$316,467
Percentage of total loans	98.66%	0.22%	0.09%	0.13%	0.44%		0.73%	0.17%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.3 billion at both December 31, 2025 and 2024. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed residential real estate loans and education loans totaling $0.3 billion and $0.1 billion at both December 31, 2025 and 2024, respectively.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $1.1 billion and $1.0 billion at December 31, 2025 and 2024, respectively.
(f)Collateral dependent loans totaled $1.5 billion and $1.6 billion at December 31, 2025 and 2024, respectively.
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
110    The PNC Financial Services Group, Inc. – 2025 Form 10-K

At December 31, 2025, we pledged unpaid principal balances in the amounts of $55.0 billion of commercial and consumer loans to the FRB and $80.6 billion of secured real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2024 were $43.4 billion and $89.0 billion, respectively.
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

The following table presents our nonperforming assets as of December 31, 2025 and 2024:

Table 47: Nonperforming Assets

Dollars in millions	December 31, 2025	December 31, 2024
Nonperforming loans
Commercial	$1,358	$1,462
Consumer (a)	860	864
Total nonperforming loans (b)	2,218	2,326
OREO, foreclosed and other assets (c)	143	31
Total nonperforming assets	$2,361	$2,357
Nonperforming loans to total loans	0.67%	0.73%
Nonperforming assets to total loans, OREO, foreclosed and other assets (c)	0.71%	0.74%
Nonperforming assets to total assets	0.41%	0.42%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged-off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.6 billion at both December 31, 2025 and 2024. This primarily includes loans with a fair value of collateral that exceeds the amortized cost basis.
(c)Amounts at December 31, 2025 include $105 million of nonaccrual servicing advances primarily to single asset/single borrower trusts with commercial real estate as collateral.

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

Commercial Real Estate
We manage credit risk associated with our commercial real estate loans similar to commercial and industrial loans by evaluating PD and LGD. Risks associated with commercial real estate loans tend to be correlated to the loan structure and collateral location, project progress and business environment. As a result, these attributes are also monitored and utilized in assessing credit risk.
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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  111

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

112    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The following table presents credit quality indicators for our commercial loan classes:

Table 48: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
December 31, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$33,155		$15,021	$9,214	$13,000	$3,832	$11,448	$101,222	$125	$187,017
Criticized	511		837	492	1,111	319	483	4,838	115	8,706
Total commercial and industrial loans	33,666		15,858	9,706	14,111	4,151	11,931	106,060	240	195,723
Gross charge-offs (b)	44	(c)	44	74	21	7	10	131	31	362
Commercial real estate
Pass Rated	3,169		2,395	3,080	5,215	1,324	7,686	610	—	23,479
Criticized	221		571	1,467	1,637	287	1,899	4	—	6,086
Total commercial real estate loans	3,390		2,966	4,547	6,852	1,611	9,585	614	—	29,565
Gross charge-offs (b)	5		1	1	—	7	100	—	2	116
Equipment lease financing
Pass Rated	2,021		1,457	966	815	307	1,309	—	—	6,875
Criticized	48		59	82	70	14	27	—	—	300
Total equipment lease financing loans	2,069		1,516	1,048	885	321	1,336	—	—	7,175
Gross charge-offs (b)	1		4	8	7	4	8	—	—	32
Total commercial loans	$39,125		$20,340	$15,301	$21,848	$6,083	$22,852	$106,674	$240	$232,463
Total commercial gross charge-offs	$50		$49	$83	$28	$18	$118	$131	$33	$510

	Term Loans by Origination Year
December 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$22,145		$13,815	$17,043	$5,275	$4,594	$11,270	$91,389	$522	$166,053
Criticized	761		878	1,856	601	144	580	4,868	49	9,737
Total commercial and industrial loans	22,906		14,693	18,899	5,876	4,738	11,850	96,257	571	175,790
Gross charge-offs (b)	22	(c)	32	51	25	5	7	133	53	328
Commercial real estate
Pass Rated	2,331		5,575	6,875	2,232	1,220	9,685	423	—	28,341
Criticized	141		335	1,974	485	465	1,853	25	—	5,278
Total commercial real estate loans	2,472		5,910	8,849	2,717	1,685	11,538	448	—	33,619
Gross charge-offs (b)	28		5	—	2	1	322	—	—	358
Equipment lease financing
Pass Rated	1,814		1,264	1,112	478	478	1,305	—	—	6,451
Criticized	51		79	88	35	21	30	—	—	304
Total equipment lease financing loans	1,865		1,343	1,200	513	499	1,335	—	—	6,755
Gross charge-offs (b)	1		6	12	5	4	6	—	—	34
Total commercial loans	$27,243		$21,946	$28,948	$9,106	$6,922	$24,723	$96,705	$571	$216,164
Total commercial gross charge-offs	$51		$43	$63	$32	$10	$335	$133	$53	$720
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of December 31, 2025 and 2024.
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
Delinquency/Delinquency Rates: We monitor delinquency/delinquency rate trends for residential real estate and home equity loans. See Table 46 for additional information.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  113

Nonperforming Loans: We monitor nonperforming loan trends for residential real estate and home equity loans. See Table 46 for additional information.
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
114    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 49: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
December 31, 2025 In millions	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$7	$24	$74	$70	$55	$51	$—	$—	$281
Greater than or equal to 80% to 100%	534	290	342	707	447	223	—	—	2,543
Less than 80%	1,594	1,466	3,332	8,003	13,210	12,694	—	—	40,299
No LTV available	—	—	—	—	9	2	—	—	11
Government insured or guaranteed loans	—	6	26	27	20	547	—	—	626
Total residential real estate loans	$2,135	$1,786	$3,774	$8,807	$13,741	$13,517	$—	$—	$43,760
Updated FICO scores
Greater than or equal to 780	$1,337	$1,325	$2,748	$7,065	$11,095	$8,644	$—	$—	$32,214
720 to 779	661	354	568	1,206	1,837	2,225	—	—	6,851
660 to 719	117	86	192	394	543	978	—	—	2,310
Less than 660	19	15	134	109	181	751	—	—	1,209
No FICO score available	1	—	106	6	65	372	—	—	550
Government insured or guaranteed loans	—	6	26	27	20	547	—	—	626
Total residential real estate loans	$2,135	$1,786	$3,774	$8,807	$13,741	$13,517	$—	$—	$43,760
Gross charge-offs (a)	$—	$1	$1	$3	$2	$1	$—	$—	$8
Home equity (b)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$—	$1	$24	$422	$422	$869
Greater than or equal to 80% to 100%	—	—	—	—	5	45	1,342	1,562	2,954
Less than 80%	—	—	—	—	125	3,772	7,572	10,649	22,118
Total home equity loans	$—	$—	$—	$—	$131	$3,841	$9,336	$12,633	$25,941
Updated FICO scores
Greater than or equal to 780	$—	$—	$—	$—	$86	$2,465	$5,423	$5,967	$13,941
720 to 779	—	—	—	—	29	737	2,504	3,063	6,333
660 to 719	—	—	—	—	11	372	1,200	2,077	3,660
Less than 660	—	—	—	—	5	265	207	1,496	1,973
No FICO score available	—	—	—	—	—	2	2	30	34
Total home equity loans	$—	$—	$—	$—	$131	$3,841	$9,336	$12,633	$25,941
Gross charge-offs (a)	$—	$—	$—	$—	$—	$—	$13	$22	$35
The PNC Financial Services Group, Inc. – 2025 Form 10-K  115

(Continued from previous page)	Term Loans by Origination Year
December 31, 2024 In millions	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$10	$55	$85	$52	$23	$32	$—	$—	$257
Greater than or equal to 80% to 100%	591	485	954	601	171	111	—	—	2,913
Less than 80%	2,043	4,039	8,450	13,958	6,084	8,039	—	—	42,613
No LTV available	—	—	—	9	—	3	—	—	12
Government insured or guaranteed loans	1	16	23	17	66	497	—	—	620
Total residential real estate loans	$2,645	$4,595	$9,512	$14,637	$6,344	$8,682	$—	$—	$46,415
Updated FICO scores
Greater than or equal to 780	$1,730	$3,264	$7,584	$11,723	$4,683	$4,858	$—	$—	$33,842
720 to 779	789	805	1,406	2,035	1,004	1,567	—	—	7,606
660 to 719	115	270	401	620	324	784	—	—	2,514
Less than 660	9	108	90	156	116	696	—	—	1,175
No FICO score available	1	132	8	86	151	280	—	—	658
Government insured or guaranteed loans	1	16	23	17	66	497	—	—	620
Total residential real estate loans	$2,645	$4,595	$9,512	$14,637	$6,344	$8,682	$—	$—	$46,415
Gross charge-offs (a)	$—	$—	$—	$1	$—	$2	$—	$—	$3
Home equity (b)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$1	$12	$17	$368	$372	$770
Greater than or equal to 80% to 100%	—	—	—	5	31	30	1,098	1,619	2,783
Less than 80%	—	—	—	141	1,670	2,807	6,907	10,913	22,438
Total home equity loans	$—	$—	$—	$147	$1,713	$2,854	$8,373	$12,904	$25,991
Updated FICO scores
Greater than or equal to 780	$—	$—	$—	$94	$1,145	$1,753	$4,720	$6,211	$13,923
720 to 779	—	—	—	34	352	572	2,251	3,274	6,483
660 to 719	—	—	—	14	151	289	1,193	2,085	3,732
Less than 660	—	—	—	5	63	234	202	1,290	1,794
No FICO score available	—	—	—	—	2	6	7	44	59
Total home equity loans	$—	$—	$—	$147	$1,713	$2,854	$8,373	$12,904	$25,991
Gross charge-offs (a)	$—	$—	$—	$—	$—	$1	$16	$19	$36
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

116    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 50: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
December 31, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$4,241		$1,991	$1,022	$608	$387	$85	$—	$—	$8,334
720 to 779	2,394		1,216	609	322	178	52	—	—	4,771
660 to 719	883		668	387	199	104	39	—	—	2,280
Less than 660	236		352	292	167	100	59	—	—	1,206
Total automobile loans	$7,754		$4,227	$2,310	$1,296	$769	$235	$—	$—	$16,591
Gross charge-offs (a)	$9		$38	$39	$20	$11	$13	$—	$—	$130
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,199	$1	$2,200
720 to 779	—		—	—	—	—	—	1,903	6	1,909
660 to 719	—		—	—	—	—	—	1,813	17	1,830
Less than 660	—		—	—	—	—	—	922	55	977
No FICO score available or required (b)	—		—	—	—	—	—	96	2	98
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,933	$81	$7,014
Gross charge-offs (a)	$—		$—	$—	$—	$—	$—	$280	$40	$320
Education
Updated FICO scores
Greater than or equal to 780	$35		$41	$47	$68	$33	$279	$—	$—	$503
720 to 779	25		26	28	31	14	95	—	—	219
660 to 719	8		11	11	11	4	41	—	—	86
Less than 660	2		2	4	3	1	20	—	—	32
No FICO score available or required (b)	5		5	3	1	—	—	—	—	14
Total loans using FICO credit metric	75		85	93	114	52	435	—	—	854
Other internal credit metrics	—		—	—	—	—	614	—	—	614
Total education loans	$75		$85	$93	$114	$52	$1,049	$—	$—	$1,468
Gross charge-offs (a)	$—		$—	$2	$2	$1	$11	$—	$—	$16
Other consumer
Updated FICO scores
Greater than or equal to 780	$266		$127	$61	$25	$6	$3	$34	$—	$522
720 to 779	299		149	62	27	6	3	64	—	610
660 to 719	222		122	51	27	6	3	70	—	501
Less than 660	46		43	23	17	5	2	37	—	173
Total loans using FICO credit metric	833		441	197	96	23	11	205	—	1,806
Other internal credit metrics	6		5	18	7	10	89	2,296	7	2,438
Total other consumer loans	$839		$446	$215	$103	$33	$100	$2,501	$7	$4,244
Gross charge-offs (a)	$81	(c)	$24	$22	$12	$4	$3	$10	$1	$157
The PNC Financial Services Group, Inc. – 2025 Form 10-K  117

(Continued from previous page)	Term Loans by Origination Year
December 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$3,288		$1,717	$1,094	$865	$241	$125	$—	$—	$7,330
720 to 779	2,047		1,123	636	415	129	90	—	—	4,440
660 to 719	963		671	367	227	82	74	—	—	2,384
Less than 660	246		351	231	174	87	112	—	—	1,201
Total automobile loans	$6,544		$3,862	$2,328	$1,681	$539	$401	$—	$—	$15,355
Gross charge-offs (a)	$9		$44	$27	$17	$12	$22	$—	$—	$131
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,090	$2	$2,092
720 to 779	—		—	—	—	—	—	1,859	5	1,864
660 to 719	—		—	—	—	—	—	1,815	16	1,831
Less than 660	—		—	—	—	—	—	936	57	993
No FICO score available or required (b)	—		—	—	—	—	—	97	2	99
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,797	$82	$6,879
Gross charge-offs (a)	$—		$—	$—	$—	$—	$—	$316	$39	$355
Education
Updated FICO scores
Greater than or equal to 780	$22		$58	$79	$39	$33	$318	$—	$—	$549
720 to 779	20		36	38	20	14	116	—	—	244
660 to 719	13		14	15	6	5	46	—	—	99
Less than 660	3		3	3	1	1	19	—	—	30
No FICO score available or required (b)	12		5	4	1	—	1	—	—	23
Total loans using FICO credit metric	70		116	139	67	53	500	—	—	945
Other internal credit metrics	—		—	—	—	—	691	—	—	691
Total education loans	$70		$116	$139	$67	$53	$1,191	$—	$—	$1,636
Gross charge-offs (a)	$—		$—	$1	$1	$1	$16	$—	$—	$19
Other consumer
Updated FICO scores
Greater than or equal to 780	$245		$129	$64	$20	$5	$6	$37	$1	$507
720 to 779	292		141	70	21	6	6	72	1	609
660 to 719	203		97	72	22	8	6	79	1	488
Less than 660	20		33	34	15	6	5	40	1	154
Total loans using FICO credit metric	760		400	240	78	25	23	228	4	1,758
Other internal credit metrics	6		9	77	12	11	90	2,056	8	2,269
Total other consumer loans	$766		$409	$317	$90	$36	$113	$2,284	$12	$4,027
Gross charge-offs (a)	$76	(c)	$27	$26	$13	$8	$9	$11	$1	$171
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

Loan Modifications to Borrowers Experiencing Financial Difficulty

FDMs result from our loss mitigation activities and include loan modifications that may result in interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. See Note 1 Accounting Policies for additional information on FDMs.

118    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The following table presents the amortized cost basis, as of the period end date, of commercial FDMs granted during the year ended December 31:

Table 51: Commercial FDMs (a) (b)

Year ended December 31 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Payment Delay	Interest Rate Reduction and Term Extension	Payment Delay and Term Extension	Interest Rate Reduction, Payment Delay and Term Extension	Other	Total	% of Loan Class
2025
Commercial and industrial	$—	$1,414	$20	$—	$26	$60	$12	$383	$1,915	0.98%
Commercial real estate	—	1,024	29	—	27	—	—	14	1,094	3.70%
Total commercial	$—	$2,438	$49	$—	$53	$60	$12	$397	$3,009	1.29%
2024
Commercial and industrial	$14	$995	$34	$15	$111	$154	$—	$106	$1,429	0.81%
Commercial real estate	—	964	94	—	—	232	—	—	1,290	3.84%
Equipment lease financing	—	2	—	—	—	—	—	—	2	0.03%
Total commercial	$14	$1,961	$128	$15	$111	$386	$—	$106	$2,721	1.26%
2023
Commercial and industrial	$13	$683	$65	$14	$18	$156	$—	$150	$1,099	0.62%
Commercial real estate	47	816	—	—	—	17	—	87	967	2.73%
Total commercial	$60	$1,499	$65	$14	$18	$173	$—	$237	$2,066	0.94%
(a)The unfunded lending related commitments on commercial FDMs granted during 2025, 2024 and 2023 were $1.0 billion, $0.9 billion and $0.4 billion, respectively.
(b)Excludes the amortized cost basis of modified loans that were paid off, charged-off or otherwise liquidated as of the period end date.

Table 52 presents the weighted average financial effect of commercial FDMs granted during the year ended December 31:

Table 52: Financial Effect of Commercial FDMs (a)

Year ended December 31 Dollars in millions	2025		2024		2023
	Amortized cost basis (b)	Financial effect	Amortized cost basis (b)	Financial effect	Amortized cost basis (b)	Financial effect
Weighted-average term extension (months)
Commercial and industrial	$1,512	19	$1,260	16	$857	12
Commercial real estate	$1,051	14	$1,196	17	$833	14
Equipment lease financing	$—	—	$2	43	$—	—
Interest rate reduction
Commercial and industrial	$38	2.65%	$140	1.42%	$45	2.70%
Commercial real estate	$27	1.04%	$—	—%	$47	4.54%
Weighted-average payment delay (months)
Commercial and industrial	$92	6	$203	8	$235	3
Commercial real estate	$29	6	$326	8	$17	5
(a)Excludes the financial effects of modifications for loans that were paid off, charged-off or otherwise liquidated as of the period end date.
(b)The amortized cost basis presented in Table 52 includes combination modification categories in addition to the standalone modification categories presented in Table 51. Primarily due to this reason, the amortized cost basis presented in Table 52 may not agree to the amortized cost basis presented alongside the standalone modification categories in Table 51. Amortized cost basis is as of the period end date.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  119

After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of the period end date, of commercial FDMs granted during 2025, 2024, and 2023:
Table 53: Delinquency Status of Commercial FDMs (a) (b)

Year ended December 31 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
2025
Commercial
Commercial and industrial	$1,708	$16	$8	$—	$182	$1,914
Commercial real estate	877	—	—	—	218	1,095
Total commercial	$2,585	$16	$8	$—	$400	$3,009
2024
Commercial
Commercial and industrial	$1,191	$9	$4	$—	$225	$1,429
Commercial real estate	864	—	—	—	426	1,290
Equipment lease financing	2	—	—	—	—	2
Total commercial	$2,057	$9	$4	$—	$651	$2,721
2023
Commercial
Commercial and industrial	$828	$14	$—	$—	$257	$1,099
Commercial real estate	863	—	—	—	104	967
Total commercial	$1,691	$14	$—	$—	$361	$2,066
(a)Represents amortized cost basis.
(b)Loans in our Payment Delay category are reported as past due in accordance with their contractual terms. Once contractually modified, these loans are reported as past due in accordance with their restructured terms.

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Commercial loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during 2025, 2024, and 2023 were $153 million, $223 million and $272 million, respectively.

The following table presents information about our consumer FDMs:

Table 54: Consumer FDMs (a)(b)

Year ended December 31 Dollars in millions	2025	2024	2023
Modifications by type (c)
Payment delay	$149	$97	$105
Repayment plan	61	70	67
Other (d)	44	37	32
Total consumer	$254	$204	$204
Percentage of portfolio segment	0.26%	0.20%	0.20%
Financial effects (c) (e)
Weighted-average payment delay (months)	10	8	8
Delinquency status (f)
Current or less than 30 days past due	$60	$59	$65
30-59 days past due	4	6	6
60-89 days past due	3	4	4
90 days or more past due	7	7	7
Nonperforming loans	180	128	122
Total	$254	$204	$204
(a)Represents amortized cost basis.
(b)The unfunded lending related commitments on consumer FDMs granted were immaterial during 2025, 2024, and 2023.
(c)Excludes the amortized cost basis and financial effect of modified loans that were paid off, charged-off or otherwise liquidated as of the period end date.
(d)Represents all other modifications and includes trial modifications and loans where we have received notification that a borrower has filed for Chapter 7 bankruptcy relief, but specific instructions as to the terms of the relief have not been formally ruled upon by the court.
(e)Repayment plans are excluded from financial effects because of varying terms offered in these plans. Credit card and unsecured lines of credit programs both offer short-term and fully-amortized repayment plans, impacting terms and interest rates. Home equity programs offer a fixed payment plan, establishing a modified monthly payment based primarily on the borrower’s financial situation and the current market environment.
(f)Loans in our Payment Delay category are reported as past due in accordance with their contractual terms. Once contractually modified, these loans are reported as past due in accordance with their restructured terms.
120    The PNC Financial Services Group, Inc. – 2025 Form 10-K

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Consumer loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during 2025, 2024, and 2023 were $92 million, $100 million and $59 million, respectively.

Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
Table 55: Rollforward of Allowance for Credit Losses

At or for the year ended December 31	2025			2024			2023
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,148	$1,338	$4,486	$3,259	$1,532	$4,791	$3,114	$1,627	$4,741
Adoption of ASU 2022-02 (a)	—	—	—	—	—	—	—	(35)	(35)
Beginning balance, adjusted	3,148	1,338	4,486	3,259	1,532	4,791	3,114	1,592	4,706
Charge-offs	(510)	(666)	(1,176)	(720)	(715)	(1,435)	(442)	(650)	(1,092)
Recoveries	188	244	432	149	245	394	137	245	382
Net (charge-offs)	(322)	(422)	(744)	(571)	(470)	(1,041)	(305)	(405)	(710)
Provision for credit losses	255	405	660	464	277	741	447	345	792
Other	8	—	8	(4)	(1)	(5)	3	—	3
Ending balance	$3,089	$1,321	$4,410	$3,148	$1,338	$4,486	$3,259	$1,532	$4,791
Allowance for unfunded lending related commitments (b)
Beginning balance	$580	$139	$719	$545	$118	$663	$613	$81	$694
Provision for (recapture of) credit losses	100	(3)	97	36	20	56	(68)	37	(31)
Other	1	1	2	(1)	1	—	—	—	—
Ending balance	$681	$137	$818	$580	$139	$719	$545	$118	$663
Allowance for credit losses at December 31 (c)	$3,770	$1,458	$5,228	$3,728	$1,477	$5,205	$3,804	$1,650	$5,454
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
(c)    Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $99 million, $114 million and $120 million at December 31, 2025, 2024 and 2023 respectively.

The ACL related to loans totaled $5.2 billion at both December 31, 2025 and 2024. The slight increase in reserves was primarily driven by commercial and industrial portfolio activity and changes to macroeconomic scenarios, partially offset by commercial real estate portfolio activity.

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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  121

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

The following table provides our loan sale and servicing activities:
Table 56: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages
Year ended December 31, 2025
Sales of loans and related securitization activity (a)	$3,213	$4,254
Repurchases of previously transferred loans (b)	$127	$—
Servicing fees (c)	$523	$197
Servicing advances recovered/(funded), net	$25	$10
Cash flows on mortgage-backed securities held (d)	$2,407	$193
Year ended December 31, 2024
Sales of loans and related securitization activity (a)	$3,060	$3,918
Repurchases of previously transferred loans (b)	$103	$9
Servicing fees (c)	$551	$204
Servicing advances recovered/(funded), net	$19	$(92)
Cash flows on mortgage-backed securities held (d)	$2,499	$67
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
(d)Represents cash flows on securities where we transferred to, and/or service loans for, a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $17.2 billion in residential mortgage-backed securities and $0.4 billion in commercial mortgage-backed securities at December 31, 2025. Comparable amounts at December 31, 2024 were $18.2 billion and $0.6 billion, respectively.

122    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Table 57 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet.

Table 57: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others (a)

In millions	Residential Mortgages	Commercial Mortgages
December 31, 2025
Total principal balance	$36,088	$55,145
Delinquent loans (b)	$274	$216
December 31, 2024
Total principal balance	$37,619	$51,274
Delinquent loans (b)	$288	$124
Year ended December 31, 2025
Net charge-offs (c)	$3	$51
Year ended December 31, 2024
Net charge-offs (c)	$4	$122
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

Variable Interest Entities (VIEs)
We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. Our consolidated VIEs were insignificant at both December 31, 2025 and 2024. We have not provided additional financial support to these entities which we are not contractually required to provide.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 58 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 58. These loans are included as part of the asset quality disclosures that we make in Note 3 Loans and Related Allowance for Credit Losses.

Table 58: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2025
Mortgage-backed securitizations (b)	$17,956	$17,956	(c)	$—
Tax credit investments and other	6,420	6,082	(d) (e)	2,961	(f) (g)
Total	$24,376	$24,038		$2,961
December 31, 2024
Mortgage-backed securitizations (b)	$19,187	$19,191	(c)	$—
Tax credit investments and other	5,513	5,491	(d) (e)	2,627	(f) (g)
Total	$24,700	$24,682		$2,627
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $4.4 billion of LIHTCs and $0.1 billion of NMTCs at December 31, 2025, which are included in Equity investments on our Consolidated Balance Sheet. Comparable amounts at December 31, 2024 were $3.9 billion and $0.2 billion, respectively.
(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $2.6 billion of LIHTCs and less than $0.1 billion of NMTCs at December 31, 2025, which are included in Other liabilities on our Consolidated Balance Sheet. Comparable amounts at December 31, 2024 were $2.3 billion and less than $0.1 billion, respectively.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  123

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

Tax Credit Investments and Other
For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus do not consolidate the entity. These investments are disclosed in Table 58. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results or amortization for qualifying LIHTC investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2025, we had a liability for unfunded commitments of $3.0 billion related to investments in qualified affordable housing projects which is reflected in Other liabilities on our Consolidated Balance Sheet.
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
We also make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. During 2025, we recognized $0.6 billion of amortization, $0.6 billion of tax credits and $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs within Income taxes. We recognized $0.5 billion of amortization, $0.5 billion of tax credits and $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs within Income taxes in 2024. Comparable amounts for 2023 were $0.4 billion, $0.4 billion and less than $0.1 billion, respectively.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

Goodwill
Allocations of goodwill by business segment at December 31, 2025, 2024 and 2023 follow:

Table 59: Goodwill by Business Segment

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
Balance as of December 31, 2025	$6,451	$4,319	$189	$10,959
Other	(22)	49	—	27
Balance as of December 31, 2024	$6,473	$4,270	$189	$10,932
Balance as of December 31, 2023	$6,473	$4,270	$189	$10,932

124    The PNC Financial Services Group, Inc. – 2025 Form 10-K

We review goodwill in each of our reporting units for impairment at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. Based on the results of our analysis, there were no impairment charges related to goodwill in 2025, 2024 or 2023. See Note 1 Accounting Policies for additional information regarding the goodwill impairment test.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.7 billion at both December 31, 2025 and 2024, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.
Commercial Mortgage Servicing Rights
We recognize gains or losses on changes in the fair value of commercial MSRs. Commercial MSRs are subject to changes in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of commercial MSRs with securities, derivative instruments and resale agreements which are expected to increase (or decrease) in value when the value of commercial MSRs decreases (or increases).

The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating inputs for assumptions as to constant prepayment rates, discount rates and other factors determined based on current market conditions and expectations.

Changes in the commercial MSRs follow:

Table 60: Commercial Mortgage Servicing Rights

In millions	2025	2024	2023
January 1	$1,085	$1,032	$1,113
Additions:
From loans sold with servicing retained	55	44	50
Purchases	90	64	44
Changes in fair value due to:
Time and payoffs (a)	(306)	(317)	(332)
Other (b)	97	262	157
December 31	$1,021	$1,085	$1,032
Related unpaid principal balance of loans serviced at December 31	$294,070	$290,384	$288,042
Servicing advances at December 31	$643	$653	$561
(a)Represents decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.
Residential Mortgage Servicing Rights
We recognize gains or losses on changes in the fair value of residential MSRs. Residential MSRs are subject to changes in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of residential MSRs with securities and derivative instruments that are expected to increase (or decrease) in value when the value of residential MSRs decreases (or increases).

The fair value of residential MSRs is estimated by using a discounted cash flow valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other factors that are determined based on current market conditions.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  125

Changes in the residential MSRs follow:

Table 61: Residential Mortgage Servicing Rights

In millions	2025	2024	2023
January 1	$2,626	$2,654	$2,310
Additions:
From loans sold with servicing retained	32	28	23
Purchases	263	43	444
Changes in fair value due to:
Time and payoffs (a)	(264)	(254)	(237)
Other (b)	(19)	155	115
Sale	—	—	(1)
December 31	$2,638	$2,626	$2,654
Related unpaid principal balance of loans serviced at December 31	$198,019	$196,915	$209,158
Servicing advances at December 31	$127	$153	$172
(a)Represents decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.
Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2025 and 2024 are shown in Tables 62 and 63. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is also presented in Tables 62 and 63. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 62: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31, 2025	December 31, 2024
Fair value	$1,021	$1,085
Weighted-average life (years)	3.8	3.8
Weighted-average constant prepayment rate	4.43%	4.45%
Decline in fair value from 10% adverse change	$8	$8
Decline in fair value from 20% adverse change	$16	$16
Effective discount rate	10.60%	11.18%
Decline in fair value from 10% adverse change	$30	$35
Decline in fair value from 20% adverse change	$61	$69

126    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Table 63: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31, 2025		December 31, 2024
Fair value	$2,638		$2,626
Weighted-average life (years)	7.7		8.0
Weighted-average constant prepayment rate	6.73%		6.39%
Decline in fair value from 10% adverse change	$64		$57
Decline in fair value from 20% adverse change	$124		$111
Weighted-average option adjusted spread	734	bps	755	bps
Decline in fair value from 10% adverse change	$82		$81
Decline in fair value from 20% adverse change	$159		$157

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees, were $0.7 billion for 2025, 2024 and 2023. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

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

The following table provides details on our income from lessor arrangements:

Table 64: Lessor Income

Year ended December 31
In millions	2025	2024	2023
Sales-type and direct financing leases (a)	$350	$355	$300
Operating leases (b)	33	26	46
Lease income	$383	$381	$346
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services noninterest income on the Consolidated Income Statement.

The following table provides the components of our equipment lease financing assets:

Table 65: Sales-Type and Direct Financing Leases

In millions	December 31, 2025	December 31, 2024
Lease receivables	$6,637	$6,229
Unguaranteed residual asset values (a)	1,449	1,395
Unearned income	(911)	(869)
Equipment lease financing	$7,175	$6,755
(a)In certain cases, PNC obtains third-party residual value insurance to reduce its residual risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $0.6 billion at both December 31, 2025 and 2024.

Operating lease assets were $0.3 billion and accumulated depreciation was $0.2 billion at December 31, 2025, compared to operating lease assets of $0.4 billion and accumulated depreciation of $0.2 billion at December 31, 2024. We had no lease transactions with related parties or deferred selling profits at December 31, 2025 and 2024.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  127

The future minimum lessor receivable arrangements at December 31, 2025 were as follows:

Table 66: Future Minimum Lessor Receivable Arrangements

In millions	Operating Leases	Sales-type and Direct Financing Leases
2026	$28	$1,706
2027	25	1,678
2028	16	1,178
2029	12	826
2030	8	733
2031 and thereafter	3	516
Total future minimum lease receivable arrangements	$92	$6,637

Lessee Arrangements
We lease retail branches, datacenters, office space, land and equipment under operating and finance leases. Our leases have remaining lease terms of 1 year to 42, some of which may include options to renew the leases for up to 99 years, and some of which may include options to terminate the leases prior to the end date of the lease term. Certain leases also include options to purchase the leased asset. The exercise of lease renewal, termination and purchase options is at our sole discretion.

Certain of our lease agreements include rental payments based on a percentage of revenue and others include rental payments if certain bank deposit levels are met. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Subleases to third parties were not material at December 31, 2025 and 2024.

Tables 67 and 68 provide details on our operating leases:

Table 67: Operating Lease Costs and Cash Flows

Year ended December 31
In millions	2025	2024	2023
Operating lease cost (a)	$366	$373	$386
Operating cash flows	$396	$413	$440
(a)Included in Occupancy, Equipment and Marketing expense on our Consolidated Income Statement.

Table 68: Operating Lease Assets and Liabilities

In millions	December 31, 2025	December 31, 2024
Operating lease assets (a)	$1,692	$1,619
Operating lease liabilities (b)	$1,933	$1,870
(a)Included in Other assets on our Consolidated Balance Sheet.
(b)Included in Accrued expenses and other liabilities on our Consolidated Balance Sheet.

Finance lease assets and liabilities, income, expense and cash flows at December 31, 2025 and 2024 were not material.

Operating lease term and discount rates of our lessee arrangements at December 31, 2025 and 2024 were as follows:

Table 69: Operating Lease Term and Discount Rates of Lessee Arrangements

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	7	7
Weighted-average discount rate	3.08%	2.76%

128    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The future lease payments based on maturity for our lessee liability arrangements at December 31, 2025 are as follows:

Table 70: Future Lease Payments for Operating Lease Liability Arrangements

In millions	December 31, 2025
2026	$393
2027	369
2028	327
2029	265
2030	211
2031 and thereafter	601
Total future lease payments	$2,166
Less: Interest	233
Present value of operating lease liability arrangements	$1,933

Additionally, as of December 31, 2025, PNC had future operating lease commitments of $318 million that were signed but had not yet commenced. These operating leases will commence between 2026 and 2027 with lease terms up to 12 years.

NOTE 7 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 71: Premises, Equipment and Leasehold Improvements

In millions	December 31, 2025	December 31, 2024
Premises, equipment and leasehold improvements	$20,015	$19,403
Accumulated depreciation and amortization	(11,080)	(10,731)
Net book value	$8,935	$8,672

Depreciation expense on premises, equipment and leasehold improvements, as well as amortization expense, excluding intangible assets, primarily for capitalized internally developed software are shown in the following table:

Table 72: Depreciation and Amortization Expense (a)

Year ended December 31
In millions	2025	2024	2023
Depreciation	$1,001	$912	$900
Amortization	151	139	138
Total depreciation and amortization	$1,152	$1,051	$1,038
(a)Included in Occupancy and Equipment expense on the Consolidated Income Statement.

NOTE 8 TIME DEPOSITS
The aggregate amount of time deposit accounts (including certificates of deposit) in denominations that met or exceeded the insured limit were $9.9 billion at December 31, 2025.
Table 73 shows the total amount of time deposits at December 31, 2025 by future contractual maturity range:

Table 73: Time Deposits

In billions
2026 (a)	$33.6
2027	0.2
2028	0.1
2029 (b)	—
2030 (b)	—
2031 and thereafter	0.1
Total	$34.0
(a)Amount includes $3.6 billion of brokered time deposits for which we have elected the fair value option. For additional information on our election of the fair value option on time deposits, refer to Note 14 Fair Value.
(b)Amount less than $0.1 billion.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  129

NOTE 9 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at December 31, 2025 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 74: Borrowed Funds

In millions
2026	$11,714
2027	12,274
2028	6,442
2029	4,679
2030	3,671
2031 and thereafter	18,321
Total	$57,101

The following table presents the contractual rates and maturity dates of our FHLB advances, senior debt and subordinated debt as of December 31, 2025 and the carrying values as of December 31, 2025 and 2024.
Table 75: FHLB Advances, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2025	2025	2025	2024
Parent Company
Senior debt	1.15% - 6.88%	2026 - 2036	$32,650	$27,369
Subordinated debt	4.63%	2033	808	777
Junior subordinated debt	4.62%	2028	206	206
Total Parent Company			33,664	28,352
Bank
Federal Home Loan Bank advances (a)	4.05% - 4.30%	2026 - 2028	13,000	22,000
Senior debt	3.10% - 4.78%	2027 - 2043	5,992	5,128
Subordinated debt	2.70% - 5.90%	2026 - 2029	2,002	3,121
Total Bank			20,994	30,249
Total			$54,658	$58,601
(a)FHLB advances are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 75, the carrying values for parent company senior and subordinated debt include basis adjustments of $30 million and $(40) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(26) million and $(65) million, respectively, related to fair value accounting hedges as of December 31, 2025.
Certain borrowings are reported at fair value. Refer to Note 14 Fair Value for more information on those borrowings.
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
130    The PNC Financial Services Group, Inc. – 2025 Form 10-K

NOTE 10 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of December 31, 2025 and 2024.

Table 76: Commitments to Extend Credit and Other Commitments

In millions	December 31, 2025	December 31, 2024
Commitments to extend credit
Commercial	$236,142	$209,864
Home equity	23,684	24,086
Credit card	39,536	36,447
Other	7,798	7,388
Total commitments to extend credit	307,160	277,785
Net outstanding standby letters of credit (a)	11,452	11,251
Standby bond purchase agreements (b)	1,026	1,095
Other commitments (c)	6,521	4,969
Total commitments to extend credit and other commitments	$326,159	$295,100
(a)Net outstanding standby letters of credit that support remarketing programs were $3.2 billion and $3.7 billion at December 31, 2025 and 2024, respectively.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $3.0 billion and $2.2 billion related to investments that qualify for PAM at December 31, 2025 and 2024, respectively. For additional information on PAM, refer to Note 1 Accounting Policies.

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
Net Outstanding Standby Letters of Credit
We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass at December 31, 2025, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.
If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on December 31, 2025 had terms ranging from less than one year to 11 years.
As of December 31, 2025, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at December 31, 2025 and is included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  131

NOTE 11 EQUITY
Preferred Stock

The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares:

Table 77: Preferred Stock - Authorized, Issued and Outstanding (a)

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2025	2024
Authorized
$1 par value		20,000	20,000
Issued and outstanding
Series B	$40	1	1
Series S	$100,000	5	5
Series T	$100,000	15	15
Series U	$100,000	10	10
Series V	$100,000	12	12
Series W	$100,000	15	15
Total issued and outstanding		58	58
(a) See Note 24 Subsequent Events for information related to the preferred stock issuance in connection with the acquisition of FirstBank.

132    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The following table discloses information related to the preferred stock outstanding as of December 31, 2025:
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
The following table provides the dividends per share for PNC’s common and preferred stock:
Table 79: Dividends Per Share

December 31	2025	2024	2023
Common Stock	$6.60	$6.30	$6.10
Preferred Stock
Series B	$1.80	$1.80	$1.80
Series O	$—	$—	$8,848
Series R	$—	$8,715	$6,808
Series S	$5,000	$5,000	$5,000
Series T	$3,400	$3,400	$3,400
Series U	$6,000	$6,000	$6,000
Series V	$6,200	$6,200	$6,200
Series W	$6,250	$6,250	$5,347
The PNC Financial Services Group, Inc. – 2025 Form 10-K  133

On January 5, 2026, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.70 per share, paid on February 5, 2026 to shareholders of record at the close of business January 20, 2026.

Other Shareholders’ Equity Matters
At December 31, 2025, we had reserved approximately 77 million common shares to be issued in connection with certain stock plans.

NOTE 12 OTHER COMPREHENSIVE INCOME
Details of other comprehensive income (loss) are as follows:

Table 80: Other Comprehensive Income (Loss)

	Year ended December 31
	2025			2024			2023
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$1,683	$(412)	$1,271	$(363)	$89	$(274)	$840	$(202)	$638
Less: Net realized gains (losses) reclassified to earnings (a)	(695)	170	(525)	(1,328)	323	(1,005)	(913)	217	(696)
Net change	2,378	(582)	1,796	965	(234)	731	1,753	(419)	1,334
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	862	(211)	651	(790)	192	(598)	(237)	65	(172)
Less: Net realized gains (losses) reclassified to earnings (a)	(638)	156	(482)	(1,317)	320	(997)	(1,540)	376	(1,164)
Net change	1,500	(367)	1,133	527	(128)	399	1,303	(311)	992
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	300	(73)	227	21	(5)	16	166	(40)	126
Net change	300	(73)	227	21	(5)	16	166	(40)	126
Other
Net unrealized gains (losses) on other transactions	(6)	7	1	1	—	1	5	3	8
Net change	(6)	7	1	1	—	1	5	3	8
Total other comprehensive income (loss)	$4,172	$(1,015)	$3,157	$1,514	$(367)	$1,147	$3,227	$(767)	$2,460
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in Noninterest expense on the Consolidated Income Statement.

Table 81: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at December 31, 2022	$(7,164)	$(2,705)	$(251)	$(52)	$(10,172)
Net activity	1,334	992	126	8	2,460
Balance at December 31, 2023	$(5,830)	$(1,713)	$(125)	$(44)	$(7,712)
Net activity	731	399	16	1	1,147
Balance at December 31, 2024 (a)	$(5,099)	$(1,314)	$(109)	$(43)	$(6,565)
Net activity	1,796	1,133	227	1	3,157
Balance at December 31, 2025 (a)	$(3,303)	$(181)	$118	$(42)	$(3,408)
(a)AOCI included pre-tax losses of $229 million and $275 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity at December 31, 2025 and December 31, 2024, respectively.

134    The PNC Financial Services Group, Inc. – 2025 Form 10-K

NOTE 13 EARNINGS PER SHARE
Table 82: Basic and Diluted Earnings Per Common Share

In millions, except per share data	2025	2024	2023
Basic
Net income	$6,997	$5,953	$5,647
Less:
Net income attributable to noncontrolling interests	61	64	69
Preferred stock dividends	308	352	417
Preferred stock discount accretion and redemptions	9	8	8
Net income attributable to common shareholders	6,619	5,529	5,153
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	43	33	27
Net income attributable to basic common shareholders	$6,576	$5,496	$5,126
Basic weighted-average common shares outstanding	396	399	401
Basic earnings per common share (a)	$16.60	$13.76	$12.80
Diluted
Net income attributable to diluted common shareholders	$6,576	$5,496	$5,126
Basic weighted-average common shares outstanding	396	399	401
Dilutive potential common shares	—	1	—
Diluted weighted-average common shares outstanding	396	400	401
Diluted earnings per common share (a)	$16.59	$13.74	$12.79
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
Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. Assets and liabilities classified within Level 3 inherently require the use of various assumptions, estimates and judgments when measuring their fair value. As observable market activity is commonly not available to use when estimating the fair value of Level 3 assets and liabilities, we must estimate fair value using various modeling techniques. These techniques include the use of a variety of inputs/
The PNC Financial Services Group, Inc. – 2025 Form 10-K  135

assumptions including credit quality, liquidity, interest rates or other relevant inputs across the entire population of our Level 3 assets and liabilities. Changes in the significant underlying factors or assumptions (either an increase or a decrease) in any of these areas underlying our estimates may have resulted in a significant increase/decrease in the Level 3 fair value measurement of a particular asset and/or liability from period to period.
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
136    The PNC Financial Services Group, Inc. – 2025 Form 10-K

collateralized by non-mortgage-related corporate and consumer loans, and other debt securities. Level 2 securities are predominantly priced by third parties, either by a pricing vendor or dealer.
In certain cases where there is limited activity or less transparency around the inputs to the valuation, securities are classified within Level 3 of the hierarchy. Securities classified as Level 3 consist primarily of non-agency residential mortgage-backed securities. Fair value for these securities is primarily estimated using pricing obtained from third-party vendors. In some cases, fair value is estimated using a dealer quote. Market activity for these securities is limited with little price transparency. As a result, they are generally valued by the third-party vendor using a discounted cash flow approach that incorporates significant unobservable inputs and observable market activity where available. Significant inputs to the valuation include prepayment projections and credit loss assumptions (default rate and loss severity) and discount rates that are deemed representative of current market conditions. Significant increases (decreases) in any of those assumptions in isolation would have resulted in a significantly lower (higher) fair value measurement.
Certain other debt securities available-for-sale are also classified as Level 3 and are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85. These securities include certain non-agency commercial mortgage-backed, asset-backed, and other debt securities with higher levels of credit and/or liquidity risk and limited to no market trading activity. Fair value for these securities is primarily estimated using pricing obtained from third-party vendors, dealer quotes, or by using an internal valuation approach. The significant unobservable inputs used to estimate the fair value of these securities includes an estimate of expected credit losses and a discount for liquidity risk. Significant increases (decreases) in credit and/or liquidity risk could have resulted in a significantly lower (higher) fair value estimate.
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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  137

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
Financial derivatives that are priced using significant management judgment or assumptions are classified as Level 3. Unobservable inputs related to interest rate contracts include probability of funding of residential mortgage loan commitments and estimated servicing cash flows of commercial and residential mortgage loan commitments. Probability of default and loss severity are the significant unobservable inputs used in the valuation of risk participation agreements. The fair values of Level 3 assets and liabilities related to these interest rate contract financial derivatives as of December 31, 2025 and 2024 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 of this Note 14.
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
All Level 3 other assets and liabilities are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 in this Note 14.
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
138    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
Other Borrowed Funds
Other borrowed funds primarily consist of U.S. Treasury securities sold short which are classified as Level 1. Other borrowed funds also includes the related liability for certain repurchased loans for which we have elected the fair value option and are classified as either Level 2 or Level 3, consistent with the level classification of the corresponding loans. All Level 3 amounts are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 in this Note 14.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option:

Table 83: Fair Value Measurements – Recurring Basis Summary

	December 31, 2025				December 31, 2024
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale	$—	$552	$108	$660	$—	$560	$68	$628
Commercial mortgage loans held for sale	—	1,059	—	1,059	—	199	4	203
Securities available-for-sale
U.S. Treasury and government agencies	27,871	1,026	—	28,897	22,534	1,017	—	23,551
Residential mortgage-backed
Agency	—	30,663	—	30,663	—	30,626	—	30,626
Non-agency	—	—	548	548	—	—	603	603
Commercial mortgage-backed
Agency	—	3,372	—	3,372	—	1,945	—	1,945
Non-agency	—	173	79	252	—	588	103	691
Asset-backed	—	2,210	87	2,297	—	2,299	93	2,392
Other	—	2,051	55	2,106	—	2,177	54	2,231
Total securities available-for-sale	27,871	39,495	769	68,135	22,534	38,652	853	62,039
Loans	—	492	620	1,112	—	486	670	1,156
Equity investments (a)	820	—	2,503	3,642	825	—	2,111	3,132
Residential mortgage servicing rights	—	—	2,638	2,638	—	—	2,626	2,626
Commercial mortgage servicing rights	—	—	1,021	1,021	—	—	1,085	1,085
Trading securities (b)	2,662	4,104	—	6,766	987	1,787	—	2,774
Financial derivatives (b) (c)	6	2,660	6	2,672	3	3,004	4	3,011
Other assets	506	162	14	682	449	133	10	592
Total assets (d)	$31,865	$48,524	$7,679	$88,387	$24,798	$44,821	$7,431	$77,246
Liabilities
Interest-bearing deposits	$—	$3,642	$—	$3,642	$—	$—	$—	$—
Other borrowed funds	752	189	7	948	1,161	128	10	1,299
Financial derivatives (c) (e)	1	3,546	79	3,626	11	5,334	150	5,495
Other liabilities	—	23	137	160	—	28	177	205
Total liabilities (f)	$753	$7,400	$223	$8,376	$1,172	$5,490	$337	$6,999
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at December 31, 2025 and 2024 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 15 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 15% and 14% at December 31, 2025 and 2024, respectively. Level 3 assets as a percentage of total assets at fair value was 9% and 10% as of December 31, 2025 and 2024, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both December 31, 2025 and 2024.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 2% and 1% at December 31, 2025 and 2024, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 3% and 5% as of December 31, 2025 and 2024, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both December 31, 2025 and 2024.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  139

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2025 and 2024 are as follows:

Table 84: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2025

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2025 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2024	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Dec. 31, 2025
Assets
Residential mortgage loans held for sale	$68	$1		$—	$78	$(10)	$—	$(17)	$8	$(20)	(d)	$108	$1
Commercial mortgage loans held for sale	4	—		—	—	—	—	(4)	—	—		—	—
Securities available-for-sale
Residential mortgage- backed non-agency	603	10		7	—	—	—	(72)	—	—		548	—
Commercial mortgage- backed non-agency	103	(3)		1	—	—	—	(22)	—	—		79	(3)
Asset-backed	93	1		2	—	—	—	(9)	—	—		87	—
Other	54	1		1	6	—	—	(7)	—	—		55	—
Total securities available-for-sale	853	9		11	6	—	—	(110)	—	—		769	(3)
Loans	670	12		—	30	(4)	—	(78)	16	(26)	(d)	620	12
Equity investments	2,111	149		—	490	(247)	—	—	—	—		2,503	115
Residential mortgage servicing rights	2,626	(19)		—	263	—	32	(264)	—	—		2,638	(19)
Commercial mortgage servicing rights	1,085	97		—	90	—	55	(306)	—	—		1,021	97
Financial derivatives	4	35		—	2	—	—	(35)	—	—		6	38
Other assets	10	—		3	2	(1)	—	—	—	—		14	—
Total assets	$7,431	$284		$14	$961	$(262)	$87	$(814)	$24	$(46)		$7,679	$241
Liabilities
Other borrowed funds	$10	$—		$—	$—	$—	$16	$(19)	$—	$—		$7	$—
Financial derivatives	150	106		—	—	5	—	(182)	—	—		79	111
Other liabilities	177	38		—	—	—	262	(351)	11	—		137	37
Total liabilities	$337	$144		$—	$—	$5	$278	$(552)	$11	$—		$223	$148
Net gains (losses)		$140	(e)										$93	(f)

140    The PNC Financial Services Group, Inc. – 2025 Form 10-K

(Continued from previous page)
Year Ended December 31, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Dec. 31, 2024
Assets
Residential mortgage loans held for sale	$103	$(1)		$—	$20	$(38)	$—	$(7)	$8	$(17)	(d)	$68	$(1)
Commercial mortgage loans held for sale	11	1		—	—	—	—	(8)	—	—		4	—
Securities available-for-sale
Residential mortgage- backed non-agency	696	14		(1)	—	—	—	(106)	—	—		603	—
Commercial mortgage- backed non-agency	103	—		—	—	—	—	—	—	—		103	—
Asset-backed	102	1		1	—	—	—	(11)	—	—		93	—
Other	55	(3)		1	6	—	—	(5)	—	—		54	(2)
Total securities available-for-sale	956	12		1	6	—	—	(122)	—	—		853	(2)
Loans	726	13		—	23	(2)	—	(80)	16	(26)	(d)	670	13
Equity investments	1,952	83		—	358	(282)	—	—	—	—		2,111	57
Residential mortgage servicing rights	2,654	155		—	43	—	28	(254)	—	—		2,626	155
Commercial mortgage servicing rights	1,032	262		—	64	—	44	(317)	—	—		1,085	262
Financial derivatives	6	24		—	4	—	—	(30)	—	—		4	30
Other assets	8	—		1	1	—	—	—	—	—		10	—
Total assets	$7,448	$549		$2	$519	$(322)	$72	$(818)	$24	$(43)		$7,431	$514
Liabilities
Other borrowed funds	$9	$—		$—	$—	$—	$14	$(13)	$—	$—		$10	$—
Financial derivatives	152	272		—	—	4	—	(278)	—	—		150	279
Other liabilities	237	(4)		—	—	—	41	(97)	—	—		177	19
Total liabilities	$398	$268		$—	$—	$4	$55	$(388)	$—	$—		$337	$298
Net gains (losses)		$281	(e)										$216	(f)
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

The PNC Financial Services Group, Inc. – 2025 Form 10-K  141

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

Table 85: Fair Value Measurements – Recurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
December 31, 2025
Residential mortgage loans held for sale	$108	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (33.8%)
			Loss severity	5.7% weighted-average
			Discount rate	5.5% - 9.0% (5.9%)
Residential mortgage-backed non-agency securities	548	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 23.1% (3.7%)
			Constant default rate	0.0% - 13.5% (1.9%)
			Loss severity	15.0% - 100.0% (42.5%)
			Spread over the benchmark curve (b)	176bps weighted-average
Loans - residential real estate non-government insured	474	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (52.7%)
			Loss severity	5.0% weighted average
			Discount rate	5.5% - 7.5% (5.7%)
Equity investments	2,503	Multiple of adjusted earnings	Multiple of earnings	5.5x - 24.0x (10.8x)
Residential mortgage servicing rights	2,638	Discounted cash flow	Constant prepayment rate	0.0% - 41.4% (6.7%)
			Spread over the benchmark curve (b)	314bps - 3,270bps (734bps)
Commercial mortgage servicing rights	1,021	Discounted cash flow	Constant prepayment rate	4.3% - 7.0% (4.4%)
			Discount rate	8.7% - 10.9% (10.6%)
Insignificant Level 3 assets, net of liabilities (d)	164
Total Level 3 assets, net of liabilities (e)	$7,456
December 31, 2024
Residential mortgage-backed non-agency securities	$603	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (4.2%)
			Constant default rate	0.0% - 12.0% (1.9%)
			Loss severity	15.0% - 69.0% (42.4%)
			Spread over the benchmark curve (b)	216bps weighted-average
Loans - residential real estate non-government insured	504	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (52.5%)
			Loss severity	5.0% weighted-average
			Discount rate	5.5% - 7.5% (5.7%)
Equity investments	2,111	Multiple of adjusted earnings	Multiple of earnings	5.5x - 26.7x (10.5x)
Residential mortgage servicing rights	2,626	Discounted cash flow	Constant prepayment rate	0.0% - 40.3% (6.4%)
			Spread over the benchmark curve (b)	381bps - 2,202bps (755bps)
Commercial mortgage servicing rights	1,085	Discounted cash flow	Constant prepayment rate	4.3% - 7.4% (4.4%)
			Discount rate	9.6% - 11.5% (11.2%)
Insignificant Level 3 assets, net of liabilities (d)	165
Total Level 3 assets, net of liabilities (e)	$7,094
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
(d)Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, certain debt securities available-for-sale, government insured residential reals estate loans, home equity loans, commercial mortgage loans held for sale, other assets, other borrowed funds and other liabilities.
(e)Consisted of total Level 3 assets of $7.7 billion and total Level 3 liabilities of $0.2 billion as of December 31, 2025 and $7.4 billion and $0.3 billion as of December 31, 2024, respectively.
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
142    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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
Assets measured at fair value on a nonrecurring basis are as follows:
Table 86: Fair Value Measurements – Nonrecurring (a) (b) (c)

Year ended December 31 In millions	Fair Value		Gains (Losses)
	2025	2024	2025	2024	2023
Assets
Nonaccrual loans	$510	$629	$(181)	$(279)	$(410)
Equity investments	147	198	(1)	(1)	—
Loans held for sale	13	—	(3)	—	—
OREO, foreclosed and other assets	49	8	(14)	(1)	(1)
Long-lived assets	6	18	(7)	(12)	(29)
Total assets	$725	$853	$(206)	$(293)	$(440)
(a)All Level 3 for the periods presented except for $13 million included in Loans held for sale categorized as Level 2 as of December 31, 2025.
(b)Valuation techniques applied were fair value of property or collateral.
(c)Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

Financial Instruments Accounted for under Fair Value Option
We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, refer to the Fair Value Measurement section of this Note 14. These financial instruments are initially measured at fair value. Gains and losses from initial measurement and any changes in fair value are subsequently recognized in earnings. For brokered time deposits, however, any changes in fair value attributable to instrument-specific credit risk are recognized in OCI.

Interest income related to changes in the fair values of these financial instruments is recorded on the Consolidated Income Statement in Other interest income, except for certain residential mortgage loans, for which income is also recorded in Loans interest income. Changes in the value on prepaid forward contracts included in Other assets is reported in Noninterest expense, and interest expense on the Other borrowed funds is reported in Borrowed funds interest expense. Fair value gains and losses recognized in earnings on brokered time deposits are reported in Deposits interest expense, consistent with the classification of contractual interest on these deposits.

We have excluded accrued interest from the fair value amounts reported in Table 87. We have excluded interest income and interest expense from the changes in fair value reported in Table 88.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  143

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:
Table 87: Fair Value Option – Fair Value and Principal Balances

	December 31, 2025			December 31, 2024
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$641	$636	$5	$588	$588	$—
Accruing loans 90 days or more past due	5	5	—	11	11	—
Nonaccrual loans	14	15	(1)	29	36	(7)
Total	$660	$656	$4	$628	$635	$(7)
Commercial mortgage loans held for sale (a) (b)
Accruing loans less than 90 days past due	$1,059	$1,059	$—	$203	$200	$3
Loans
Accruing loans less than 90 days past due	$716	$796	$(80)	$494	$505	$(11)
Accruing loans 90 days or more past due	159	172	(13)	126	137	(11)
Nonaccrual loans	237	327	(90)	536	718	(182)
Total	$1,112	$1,295	$(183)	$1,156	$1,360	$(204)
Other assets	$162	$154	$8	$133	$142	$(9)
Liabilities
Interest-bearing deposits	$3,642	$3,641	$1	$—	$—	$—
Other borrowed funds	$31	$32	$(1)	$34	$35	$(1)
Other liabilities with contractual unpaid principal balance	$23	$25	$(2)	$28	$32	$(4)
Other liabilities without contractual unpaid principal balance	$122	$—	$122	$106	$—	$106
(a)There were no accruing loans 90 days or more past due within this category at December 31, 2025 or December 31, 2024.
(b)There were no nonaccrual loans within this category at December 31, 2025 or December 31, 2024.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 88: Fair Value Option – Changes in Fair Value Included in Earnings (a)

Year ended December 31 In millions	Gains (Losses)
	2025	2024	2023
Assets
Residential mortgage loans held for sale	$14	$10	$32
Commercial mortgage loans held for sale	$44	$24	$53
Loans	$20	$21	$26
Other assets	$12	$25	$7
Liabilities
Interest-bearing deposits	$(1)	$—	$—
Other liabilities	$(39)	$(19)	$(41)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
This section presents fair value information for all other financial instruments that are not carried at fair value on a recurring basis. We used the following methods and assumptions to estimate the fair value amounts for these financial instruments.
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

144    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Net Loans
Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. Nonaccrual loans are valued at their estimated recovery value. The carrying value of Net loans are presented net of the ALLL.

Other Assets
The carrying value of Other assets, which include accrued interest receivable, cash collateral, federal funds sold and resale agreements, certain loans held for sale, and FHLB and FRB stock, approximates fair value. The aggregate carrying value of our FHLB and FRB stock was $1.7 billion and $2.1 billion at December 31, 2025 and 2024, respectively.
Deposits
For time deposits, fair values are estimated by discounting contractual cash flows using current market rates for instruments with similar maturities.
Borrowed Funds
For short-term borrowed funds, including repurchase agreements and certain other short-term borrowings and payables, carrying value approximates fair value. For long-term borrowed funds, quoted market prices are used, when available, to estimate fair value. When quoted market prices are not available, a discounted cash flow valuation is used which incorporates current market rates and credit spreads for debt with similar terms and maturities.
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

The PNC Financial Services Group, Inc. – 2025 Form 10-K  145

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of these financial instruments as of December 31, 2025 and 2024 are as follows:

Table 89: Additional Fair Value Information Related to Other Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash and due from banks	$6,777	$6,777	$6,777	$—	$—
Interest-earning deposits with banks	32,936	32,936	31,975	961	—
Securities held-to-maturity	70,109	67,979	19,564	48,247	168
Net loans (excludes leases)	318,869	316,005	—	—	316,005
Other assets	5,109	5,109	—	5,109	—
Total assets	$433,800	$428,806	$58,316	$54,317	$316,173
Liabilities
Time deposits	$30,361	$30,576	$—	$30,576	$—
Borrowed funds	56,097	57,289	—	56,793	496
Unfunded lending related commitments	818	818	—	—	818
Other liabilities	1,091	1,091	—	1,091	—
Total liabilities	$88,367	$89,774	$—	$88,460	$1,314
December 31, 2024
Assets
Cash and due from banks	$6,904	$6,904	$6,904	$—	$—
Interest-earning deposits with banks	39,347	39,347	38,993	354	—
Securities held-to-maturity	77,698	73,058	23,992	48,914	152
Net loans (excludes leases)	304,129	298,241	—	—	298,241
Other assets	5,722	5,722	—	5,713	9
Total assets	$433,800	$423,272	$69,889	$54,981	$298,402
Liabilities
Time deposits	$34,339	$34,383	$—	$34,383	$—
Borrowed funds	60,302	61,260	—	60,350	910
Unfunded lending related commitments	719	719	—	—	719
Other liabilities	1,058	1,058	—	1,058	—
Total liabilities	$96,418	$97,420	$—	$95,791	$1,629

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
146    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:

Table 90: Total Gross Derivatives (a)

	December 31, 2025			December 31, 2024
In millions	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives designated for hedging
Interest rate contracts :
Fair value hedges (d)	$60,799	$—	$—	$53,750	$—	$—
Cash flow hedges (d)	59,994	—	—	50,721	—	2
Cash flow hedges - other (e)	—	—	—	25,000	149	168
Foreign exchange contracts:
Net investment hedges	1,387	—	6	1,269	14	—
Total derivatives designated for hedging	$122,180	$—	$6	$130,740	$163	$170
Derivatives not designated for hedging
Derivatives used for mortgage banking activities (f):
Interest rate contracts:
Swaps	$34,357	$—	$—	$35,941	$—	$—
Futures (g)	9,915	—	—	9,962	—	—
Mortgage-backed commitments	6,199	69	60	4,815	73	66
Other	12,438	25	16	13,098	19	13
Total interest rate contracts	62,909	94	76	63,816	92	79
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	409,522	1,459	2,383	406,747	1,544	4,130
Futures (g)	45	—	—	113	—	—
Mortgage-backed commitments	8,278	7	12	3,275	21	7
Other	36,493	58	49	32,280	123	100
Total interest rate contracts	454,338	1,524	2,444	442,415	1,688	4,237
Commodity contracts:
Swaps	5,129	315	288	6,725	313	288
Other	7,904	234	234	8,496	208	208
Total commodity contracts	13,033	549	522	15,221	521	496
Foreign exchange contracts and other	43,025	493	417	38,729	403	364
Total derivatives for customer-related activities	510,396	2,566	3,383	496,365	2,612	5,097
Derivatives used for other risk management activities:
Foreign exchange contracts and other	18,553	12	161	11,031	144	149
Total derivatives not designated for hedging	$591,858	$2,672	$3,620	$571,212	$2,848	$5,325
Total gross derivatives	$714,038	$2,672	$3,626	$701,952	$3,011	$5,495
Less: Impact of legally enforceable master netting agreements		1,158	1,158		1,298	1,298
Less: Cash collateral received/paid		494	743		897	1,029
Total derivatives		$1,020	$1,725		$816	$3,168
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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  147

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

Fair Value Hedges
We enter into receive-fixed, pay-variable interest rate swaps to hedge changes in the fair value of outstanding fixed-rate funding caused by fluctuations in market interest rates. We also enter into pay-fixed, receive-variable interest rate swaps and zero-coupon swaps to hedge changes in the fair value of fixed rate and zero-coupon investment securities caused by fluctuations in market interest rates. Gains and losses on the interest rate swaps designated in these hedge relationships, along with the offsetting gains and losses on the hedged items attributable to the hedged risk, are recognized in current earnings within the same income statement line item.

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

In the 12 months that follow December 31, 2025, we expect to reclassify net derivative gains of $36 million pre-tax, or $28 million after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2025. As of December 31, 2025, the maximum length of time over which forecasted transactions are hedged is ten years.
148    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 91: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
Year ended December 31, 2025
Total amounts reported on the Consolidated Income Statement	$18,472	$4,674	$3,400	$764
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$452	$(956)	$—
Derivatives	$—	$(450)	$956	$—
Amounts related to interest settlements on derivatives	$—	$95	$(374)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(598)	$(33)	$—	$(7)
Other amounts related to interest settlements on derivatives	$(7)	$—	$—	$—
Year ended December 31, 2024
Total amounts reported on the Consolidated Income Statement	$19,346	$4,123	$4,484	$711
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$(182)	$320	$—
Derivatives	$—	$183	$(357)	$—
Amounts related to interest settlements on derivatives	$—	$128	$(694)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(1,257)	$(32)	$—	$(28)
Other amounts related to interest settlements on derivatives	$52	$—	$—	$—
Year ended December 31, 2023
Total amounts reported on the Consolidated Income Statement	$18,299	$3,545	$3,783	$619
Gains (losses) on fair value hedges recognized on:
Hedged items (c)	$—	$2	$(545)	$—
Derivatives	$—	$2	$531	$—
Amounts related to interest settlements on derivatives	$—	$28	$(605)	$—
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(1,512)	$(28)	$—	$—
Other amounts related to interest settlements on derivatives	$115	$—	$—	$—
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
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 92: Hedged Items - Fair Value Hedges

	December 31, 2025		December 31, 2024
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available-for-sale (b)	$22,651	$174	$18,716	$(305)
Borrowed funds	$39,945	$(101)	$35,139	$(1,057)
(a)Includes an insignificant amount of fair value hedge adjustments related to discontinued available-for-sale securities and borrowed funds hedge relationships at both December 31, 2025 and 2024.
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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  149

contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(101) million, $24 million and $(53) million in 2025, 2024 and 2023, respectively.

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

Additionally, the other risk management portfolio includes interest rate swaps that are used to economically hedge interest-rate risk associated with interest-bearing brokered time deposits accounted for at fair value on a recurring basis. Gains or losses on these derivatives are included in Deposits interest expense on our Consolidated Income Statement.

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The following table presents the notional amount of risk participation agreements sold and maximum potential exposures at December 31, 2025 and 2024.
Table 93: Risk Participation Agreements

	December 31
In billions	2025	2024
Risk participation agreements:
Sold - notional amount	$7.9	$7.4
Maximum potential amount of exposure (a)	$0.2	$0.1
(a)Based on the fair value of the underlying swaps assuming all underlying third party customers referenced in the swap contracts defaulted.

150    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 94: Gains (Losses) on Derivatives Not Designated for Hedging

	Year ended December 31
In millions	2025	2024	2023
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$96	$(201)	$(70)
Derivatives used for customer-related activities:
Interest rate contracts	12	(26)	(15)
Foreign exchange contracts and other	285	149	220
Gains from customer-related activities (b)	297	123	205
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	(562)	86	(395)
Total gains (losses) from derivatives not designated as hedging instruments	$(169)	$8	$(260)
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

Table 95 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at December 31, 2025 and 2024. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 95 includes OTC derivatives not settled through an exchange (“OTC derivatives”) and OTC derivatives cleared through a central clearing house (“OTC cleared derivatives”). OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house that then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  151

Table 95: Derivative Assets and Liabilities Offsetting

In millions	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held /Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
December 31, 2025
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$10	$—	$—	$10		$—	$10
Over-the-counter	1,608	715	353	540		61	479
Commodity contracts	549	328	96	125		13	112
Foreign exchange and other contracts	505	115	45	345		2	343
Total derivative assets	$2,672	$1,158	$494	$1,020	(a)	$76	$944
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$17	$—	$—	$17		$—	$17
Over-the-counter	2,503	615	616	1,272		29	1,243
Commodity contracts	522	305	8	209		—	209
Foreign exchange and other contracts	584	238	119	227		—	227
Total derivative liabilities	$3,626	$1,158	$743	$1,725	(b)	$29	$1,696
December 31, 2024
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$35	$—	$—	$35		$—	$35
Over-the-counter	1,894	843	629	422		38	384
Commodity contracts	521	296	85	140		5	135
Foreign exchange and other contracts	561	159	183	219		2	217
Total derivative assets	$3,011	$1,298	$897	$816	(a)	$45	$771
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$17	$—	$—	$17		$—	$17
Over-the-counter	4,469	732	1,019	2,718		57	2,661
Commodity contracts	496	393	2	101		—	101
Foreign exchange and other contracts	513	173	8	332		—	332
Total derivative liabilities	$5,495	$1,298	$1,029	$3,168	(b)	$57	$3,111
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

At December 31, 2025, cash and debt securities (primarily agency mortgage-backed securities) totaling $1.6 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $1.6 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative
152    The PNC Financial Services Group, Inc. – 2025 Form 10-K

instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2025 and 2024.
Table 96: Credit-Risk Contingent Features

In billions	December 31, 2025	December 31, 2024
Net derivative liabilities with credit-risk contingent features	$2.3	$3.9
Less: Collateral posted	0.8	1.1
Maximum additional amount of collateral exposure	$1.5	$2.8

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
We use a measurement date of December 31 for plan assets and benefit obligations.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  153

A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans, as well as the change in plan assets for the qualified pension and postretirement benefit plans follows:

Table 97: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension (a)		Nonqualified Pension		Postretirement Benefits
In millions	2025	2024	2025	2024	2025	2024
Accumulated benefit obligation at December 31	$4,604	$4,496	$202	$205	$—	$—
Projected benefit obligation at January 1	$4,529	$4,641	$210	$217	$243	$261
Service cost	128	128	3	3	3	3
Interest cost	258	240	11	11	13	13
Amendments	5	—	—	—	—	—
Actuarial (gains) losses and changes in assumptions (a)	71	(91)	5	—	12	(12)
Participant contributions	—	—	—	—	2	2
Benefits paid	(357)	(389)	(23)	(21)	(26)	(24)
Projected benefit obligation at December 31	$4,634	$4,529	$206	$210	$247	$243
Fair value of plan assets at January 1	$5,506	$5,615	$—	$—	$260	$257
Actual return on plan assets	722	280	—	—	11	3
Employer contribution	—	—	23	21	25	22
Participant contributions	—	—	—	—	2	2
Benefits paid	(357)	(389)	(23)	(21)	(26)	(24)
Fair value of plan assets at December 31	$5,871	$5,506	$—	$—	$272	$260
Funded status	$1,237	$977	$(206)	$(210)	$25	$17
Amounts recognized on the Consolidated Balance Sheet
Noncurrent asset	$1,237	$977	$—	$—	$51	$46
Current liability	—	—	(25)	(24)	(3)	(3)
Noncurrent liability	—	—	(181)	(186)	(23)	(26)
Net amount recognized on the Consolidated Balance Sheet	$1,237	$977	$(206)	$(210)	$25	$17
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost (credit)	$8	$7	$—	$—	$1	$1
Net actuarial (gain)/loss	(191)	135	36	32	(23)	(34)
Amount of (gain)/loss recognized in accumulated other comprehensive income	$(183)	$142	$36	$32	$(22)	$(33)
(a)The actuarial (gains) losses and changes in assumptions in 2025 and 2024 were primarily related to changes in economic assumptions, including a change in the discount rate used to measure the projected benefit obligation.
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
The Plan’s named investment fiduciary has the ability to make short- to intermediate-term asset allocation shifts under the dynamic asset allocation strategy based on factors such as the Plan’s funded status, the named investment fiduciary’s view of return on equities relative to long-term expectations, the named investment fiduciary’s view on the direction of interest rates and credit spreads, and other relevant financial or economic factors which would be expected to impact the ability of the Trust to meet its obligation to participants and beneficiaries. Accordingly, the allowable asset allocation ranges have been updated to incorporate the flexibility required by the dynamic allocation policy.

154    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The asset strategy allocations for the Plan at the end of 2025 and 2024, and the target allocation range at the end of 2025, by asset category, are as follows:
Table 98: Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
		2025	2024
Asset category
Domestic equity	15 – 40%	19%	21%
International equity	10 – 25%	20%	17%
Private equity	0 – 15%	11%	12%
Total equity	30 – 70%	50%	50%
Domestic fixed income	10 – 40%	29%	31%
High-yield fixed income	0 – 25%	8%	8%
Total fixed income	10 – 65%	37%	39%
Real estate	0 – 10%	6%	6%
Other	0 – 20%	7%	5%
Total	100%	100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2025 for equity securities, fixed income securities, real estate and all other assets are 63%, 23%, 6% and 8%, respectively.
We believe that, over the long-term, asset allocation is the single greatest determinant of risk. Asset allocation will deviate from the target percentages due to market movement, cash flows, investment manager performance and implementation of shifts under the dynamic asset allocation policy. Material deviations from the asset allocation targets can alter the expected return and risk of the Trust. However, frequent rebalancing of the asset allocation targets may result in significant transaction costs, which can impair the Trust’s ability to meet its investment objective. Accordingly, the Trust portfolio is periodically rebalanced to maintain asset allocation within the target ranges described above.
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

The PNC Financial Services Group, Inc. – 2025 Form 10-K  155

Fair Value Measurements
As further described in Note 14 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.
A description of the valuation methodologies used for assets measured at fair value at both December 31, 2025 and 2024 follows:
Table 99: Pension Plan Valuation Methodologies

Asset	Valuation Methodology
Money market funds	• Valued at the NAV of the shares held by the pension plan at year end.
U.S. government and agency securities Corporate debt Common stock
• U.S. government and agency securities - Valued at the closing price reported on the active market on which the individual securities are traded.
• Corporate debt - If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Such securities are generally classified within Level 2 of the valuation hierarchy but may be a Level 3 depending on the level of liquidity and activity in the market for the security.
• Common stock - Valued at the closing price reported on an active market on which the securities are traded.

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
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2025 and 2024.
Table 100: Pension Plan Assets - Fair Value Hierarchy

	December 31, 2025				December 31, 2024
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Interest-bearing cash	$—	$—	$—	$—	$56	$—	$—	$56
Money market funds	333	—	—	333	220	—	—	220
U.S. government and agency securities	467	153	—	620	391	302	—	693
Corporate debt	—	721	1	722	—	684	1	685
Common stock	175	—	—	175	410	—	—	410
Mutual funds	—	169	—	169	—	147	—	147
Other	—	138	—	138	1	40	—	41
Investments measured at NAV (a)	—	—	—	3,714	—	—	—	3,254
Total	$975	$1,181	$1	$5,871	$1,078	$1,173	$1	$5,506
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
156    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The following table provides information regarding our estimated future cash flows related to our various plans.
Table 101: Estimated Cash Flows

	Pension Plans		Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension
Estimated 2026 employer contributions	$—	$26	$3
Estimated future benefit payments
2026	$344	$26	$23
2027	$342	$24	$22
2028	$348	$23	$22
2029	$346	$24	$21
2030	$344	$21	$21
2031-2035	$1,694	$84	$100

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. We do not expect to be required to make a contribution to the qualified plan for 2026 based on the funding calculations under the Pension Protection Act of 2006. For the nonqualified pension plan, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from the Company’s general assets. Employer contributions for postretirement benefits reflect that most of the payments will be made from the VEBA. Postretirement benefit payments are net of participant contributions.
The components of net periodic benefit cost and other amounts recognized in OCI were as follows:

Table 102: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net periodic cost consists of:
Service cost	$128	$128	$130	$3	$3	$3	$3	$3	$3
Interest cost	258	240	249	11	11	11	13	13	14
Expected return on plan assets	(324)	(358)	(324)	—	—	—	(11)	(11)	(10)
Amortization of prior service cost	4	4	4	—	—	—	—	—	—
Amortization of actuarial loss (gain)	—	—	—	1	1	1	—	(1)	—
Net periodic cost	$66	$14	$59	$15	$15	$15	$5	$4	$7
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year prior service (credit)	$5	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of prior service (cost)	(4)	(4)	(4)	—	—	—	—	—	—
Current year actuarial loss (gain)	(326)	(13)	(173)	5	—	3	11	(4)	1
Amortization of actuarial gain (loss)	—	—	—	(1)	(1)	(1)	—	1	—
Total recognized in other comprehensive income	$(325)	$(17)	$(177)	$4	$(1)	$2	$11	$(3)	$1
Total amounts recognized in net periodic cost and other comprehensive income	$(259)	$(3)	$(118)	$19	$14	$17	$16	$1	$8
(a) The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  157

The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown in Table 102 were as follows:
Table 103: Net Periodic Costs - Assumptions

	Net Periodic Cost Determination
As of January 1	2025	2024	2023
Discount rate
Qualified pension	5.75%	5.25%	5.55%
Nonqualified pension	5.50%	5.10%	5.45%
Postretirement benefits	5.60%	5.15%	5.50%
Rate of compensation increase (average) (a)	4.25%	4.25%	4.25%
Interest crediting rate (average)
Qualified pension	4.70%	4.35%	4.65%
Nonqualified pension	4.75%	4.45%	4.80%
Postretirement benefits	4.50%	4.00%	4.30%
Assumed health care cost trend rate (b)
Initial trend	6.50%	6.00%	6.00%
Ultimate trend	4.50%	4.50%	4.50%
Year ultimate trend reached	2033	2030	2029
Expected long-term return on plan assets (a)	6.10%	6.60%	6.20%
(a)Rate disclosed is for the qualified pension plan.
(b)Rate is applicable only to the postretirement benefit plans.

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows:
Table 104: Other Pension Assumptions

Year ended December 31	2025	2024
Discount rate
Qualified pension	5.55%	5.75%
Nonqualified pension	5.00%	5.50%
Postretirement benefits	5.30%	5.60%
Rate of compensation increase (average) (a)	4.25%	4.25%
Interest crediting rate (average)
Qualified pension	4.60%	4.70%
Nonqualified pension	4.70%	4.75%
Postretirement benefits	4.40%	4.50%
Assumed health care cost trend rate (b)
Initial trend	7.00%	6.50%
Ultimate trend	4.50%	4.50%
Year ultimate trend reached	2036	2033

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

With all other assumptions held constant, a 0.50% decline in the discount rate would have resulted in an immaterial change in net periodic benefit cost in 2025 and to be recognized in 2026 for each of the qualified pension, nonqualified pension and postretirement benefit plans.

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. For purposes of setting and reviewing this assumption, “long-term” refers to the period over which the plan’s projected benefit obligations will be disbursed. We review this assumption at each measurement date and adjust it if warranted. Our selection process references certain historical data and the current environment, but primarily utilizes qualitative judgment regarding future return expectations. We also examine the assumption used by other companies with similar pension investment strategies. Taking into account all of these factors, the expected long-term return on plan assets for determining net periodic pension cost for 2025 was 6.10%. We are decreasing our expected long-term return on assets to 5.75% for determining pension cost for 2026. This decision was made after considering the views of both
158    The PNC Financial Services Group, Inc. – 2025 Form 10-K

internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective equity and fixed income returns.
Defined Contribution Plans
The ISP is a qualified defined contribution plan that covers all of our eligible employees. Newly-hired full time employees and part-time employees who are eligible to participate in the ISP are automatically enrolled in the ISP with a deferral rate equal to 6% of eligible compensation in the absence of an affirmative election otherwise. Employee benefits expense related to the ISP was $184 million in 2025, $182 million in 2024 and $188 million in 2023, representing cash contributed to the ISP by PNC.
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

The weighted-average grant date fair value of performance share unit awards and restricted share unit awards granted in 2025, 2024 and 2023 was $190.93, $141.75 and $154.91 per share, respectively. The total intrinsic value of performance share unit awards and restricted share unit awards vested during 2025, 2024 and 2023 was approximately $256 million, $214 million and $219 million, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.
A rollforward of the nonvested performance share unit and restricted share unit awards follows:
Table 105: Nonvested Performance Share Unit Awards and Restricted Share Unit Awards - Rollforward

Shares in thousands	Nonvested Performance Share Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Share Units	Weighted-Average Grant Date Fair Value
December 31, 2024 (a)	636	$164.29	4,356	$159.34
Granted (b)	204	$193.48	1,666	$190.62
Vested/Released (b)	(154)	$210.63	(1,163)	$192.42
Forfeitures	(132)	$163.64	(142)	$164.66
December 31, 2025	554	$162.30	4,717	$165.51
(a)Includes 101 performance share units with market conditions.
(b)Includes adjustments for achieving specific performance goals for performance share unit awards granted in prior periods.
In Table 105, the units and related weighted-average grant date fair value of the performance unit share awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying shares are issued to the participants.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  159

NOTE 18 INCOME TAXES
The following disclosures reflect the adoption of ASU 2023-09. Refer to Note 1 Accounting Policies for additional information related to our adoption of this ASU.

The income from continuing operations before income tax expense, disaggregated between domestic and foreign sources, along with the components of income tax expense are as follows:

Table 106: Income from Continuing Operations Before Income Tax Expense and Components of Income Tax Expense

Year ended December 31 In millions	2025	2024	2023
Income from continuing operations before income tax expense
Domestic	$8,378	$7,033	$6,624
Foreign	108	209	112
Total	$8,486	$7,242	$6,736
Components of income tax expense
Current
Federal	$1,346	$1,046	$992
State	173	221	320
Foreign	10	52	29
Total current	1,529	1,319	1,341
Deferred
Federal	(6)	—	(145)
State	(36)	(29)	(103)
Foreign	2	(1)	(4)
Total deferred	(40)	(30)	(252)
Total	$1,489	$1,289	$1,089

160    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Significant components of deferred tax assets and liabilities are as follows:

Table 107: Deferred Tax Assets and Liabilities

In millions	December 31, 2025	December 31, 2024
Deferred tax assets
Net unrealized losses on securities and financial instruments	$1,137	$2,098
Allowance for loan and lease losses	1,072	1,105
Lease obligations	494	475
Compensation and benefits	312	312
Allowance for unfunded lending related commitments	201	177
Accrued expenses	65	188
Other	238	340
Total gross deferred tax assets	3,519	4,695
Valuation allowance	(24)	(23)
Total deferred tax assets	$3,495	$4,672
Deferred tax liabilities
Leasing	798	919
Fixed assets	324	397
Right of use assets	434	412
Mortgage servicing rights	424	434
Goodwill and intangibles	246	249
Other	455	472
Total deferred tax liabilities	$2,681	$2,883
Net deferred tax asset	$814	$1,789
A reconciliation between the statutory and effective tax rates follows:
Table 108: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31 Dollars in millions	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory tax rate	$1,782	21.0%	$1,521	21.0%	$1,415	21.0%
State and local income tax, net of federal (national) income tax effect (a)	198	2.3	200	2.8	162	2.4
Foreign tax effects	(12)	(0.1)	12	0.2	(1)	—
Tax credits
LIHTC	(138)	(1.6)	(102)	(1.4)	(97)	(1.4)
NMTC	(35)	(0.4)	(76)	(1.1)	(130)	(1.9)
Other	(84)	(1.0)	(92)	(1.3)	(65)	(1.0)
Nontaxable or nondeductible items
Tax-exempt interest	(93)	(1.1)	(103)	(1.4)	(117)	(1.7)
Other	(39)	(0.5)	(77)	(1.1)	1	—
Changes in unrecognized tax benefits	(69)	(0.8)	11	0.2	51	0.8
Other (b)	(21)	(0.3)	(5)	(0.1)	(51)	(0.8)
Tax claims and adjustments	—	—	—	—	(79)	(1.2)
Income tax expense/effective tax rate	$1,489	17.5%	$1,289	17.8%	$1,089	16.2%
(a)The states and local jurisdictions accounting for the majority of total state and local income tax expense include California, New Jersey, Illinois, New York and New York City for all periods presented.
(b)Includes an insignificant amount related to the effect of cross-border tax laws for all periods presented.

The net operating loss carryforwards at December 31, 2025 and 2024 follow:
Table 109: Net Operating Loss Carryforwards

Dollars in millions	December 31, 2025	December 31, 2024	Expiration
Net Operating Loss Carryforwards (a):
State	$582	$585	2026-2039
(a)There were no federal net operating loss carryforwards at December 31, 2025 or 2024.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  161

The majority of tax credit carryforwards expire in 2030-2045 and were insignificant at both December 31, 2025 and 2024. We anticipate that we will be able to fully utilize our tax credit carryforwards. Some state net operating loss carryforwards are from acquired entities and utilization is subject to various statutory limitations.

Retained earnings included $0.1 billion at both December 31, 2025 and 2024 in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Table 110: Change in Unrecognized Tax Benefits

In millions	2025	2024	2023
Balance of gross unrecognized tax benefits at January 1	$365	$368	$318
Increases:
Positions taken during a current period	7	23	20
Positions taken during a prior period	2	35	35
Decreases:
Settlements with taxing authorities	(40)	(1)	(4)
Reductions resulting from lapse of statute of limitations	(64)	(60)	(1)
Balance of gross unrecognized tax benefits at December 31	270	365	368
Favorable impact if recognized	$243	$314	$306

We are subject to U.S. federal income tax as well as income tax in most states and some foreign jurisdictions. Table 111 summarizes the status of significant IRS examinations.

Table 111: IRS Tax Examination Status

	Year(s)	Status at December 31, 2025
Federal	2020-2021	Under exam

In addition, we are under continuous examinations by various state taxing authorities. With few exceptions, we are no longer subject to state and local and foreign income tax examinations by taxing authorities for periods before 2019. For all open audits, any potential adjustments have been considered in establishing our unrecognized tax benefits as of December 31, 2025.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2025 and 2024, the amount of gross interest and penalties recorded on our Consolidated Income Statement was insignificant. The amount of accrued interest and penalties recorded on our Consolidated Balance Sheet was insignificant at December 31, 2025 and $0.1 billion at December 31, 2024.

162    The PNC Financial Services Group, Inc. – 2025 Form 10-K

The income taxes paid (refunded), disaggregated between federal, state and foreign sources are as follows:

Table 112: Income Taxes Paid, Net of Refunds

Year ended December 31 In millions	2025	2024	2023
U.S. federal income taxes paid (refunded)	$385	$132	$(185)
U.S. state and local income taxes paid
New York City	$45	$48	$25
California	46	42	29
New Jersey	*	28	44
Illinois	*	20	36
Florida	*	*	22
New York	*	*	32
Maryland	*	*	20
Massachusetts	*	*	12
Oregon	*	*	10
Indiana	*	*	9
Kentucky	*	*	8
All other states	171	86	67
Total	$262	$224	$314
Foreign income taxes paid
United Kingdom	*	$28	$27
Canada	*	*	9
Other	57	5	*
Total	$57	$33	$36
Total income taxes paid, net of refunds	$704	$389	$165
* Amounts are below the 5% threshold for disaggregation.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  163

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
PNC elected a five-year transition provision effective March 31, 2020 to delay until December 31, 2021 the full impact of the CECL standard on regulatory capital, followed by a three-year transition period. Effective for the first quarter of 2022, PNC entered a three-year transition period, and the full impact of the CECL standard was phased-in to regulatory capital through December 31, 2024. Beginning in the first quarter of 2025, CECL is fully reflected in regulatory capital.
At December 31, 2025 and 2024, PNC and PNC Bank were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements.

The following table sets forth the Basel III regulatory capital ratios at December 31, 2025 and 2024, for PNC and PNC Bank:
Table 113: Basel Regulatory Capital (a)

	Amount		Ratios
December 31 Dollars in millions	2025	2024	2025	2024	“Well Capitalized” Requirements
Risk-based capital
Common equity tier 1
PNC	$47,259	$44,467	10.6%	10.5%	N/A	(b) (c)
PNC Bank	$51,936	$49,306	11.9%	11.9%	6.5%
Tier 1
PNC	$53,016	$50,216	11.9%	11.9%	6.0%
PNC Bank	$51,936	$49,306	11.9%	11.9%	8.0%
Total
PNC	$60,032	$57,330	13.5%	13.6%	10.0%
PNC Bank	$58,101	$55,574	13.3%	13.4%	10.0%
Leverage
PNC	$53,016	$50,216	9.4%	9.0%	N/A	(b) (d)
PNC Bank	$51,936	$49,306	9.3%	8.9%	5.0%
(a)Calculated using the regulatory capital methodology applicable to us during both 2025 and 2024.
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
•Contractual restrictions, and
•Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank without prior regulatory approval was $8.4 billion at December 31, 2025.

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
164    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

The Federal Reserve is authorized to establish reserve requirements for certain types of deposits and other liabilities of depository institutions. Effective March 26, 2020, the reserve requirement ratios were reduced to zero. At December 31, 2025, the balance outstanding at the FRB was $32.0 billion. This amount is included in Interest-earning deposits with banks on our Consolidated Balance Sheet.

NOTE 20 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 20). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2025, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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
The PNC Financial Services Group, Inc. – 2025 Form 10-K  165

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

In July 2024, the district court determined that it had completed multi-district litigation proceedings for the opt-out cases and transferred them back to the courts in which they originated. Some of those opt-out cases are before the U.S. District Court for the Southern District of New York. See Target Corporation et al., v. Visa Inc. et al., No. 13 Civ. 3477 (AKH) (filed May 2013) and 7-Eleven, Inc. et al., v. Visa Inc. et al., No. 13 Civ. 4443 (AKH) (filed June 2013). These complaints make allegations similar to those made in the class action complaints described above. Plaintiffs seek, among other things, injunctive relief, unspecified damages (trebled under the antitrust laws) and attorneys’ fees. As of January and February 2026, all of the plaintiffs in these two actions except one have entered into settlement agreements with defendants (with dismissals to be entered upon payment); trial for the sole remaining plaintiff, Alimentation Couche-Tard (Circle K in the United States), remains scheduled for April 2026. Certain other merchants’ claims are pending in other actions. PNC is not a named defendant in the complaints.

In March 2024, the parties to the class action seeking equitable relief in the proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-MKB-JAM) entered into an agreement for certain rule and rate changes to resolve the matter. On June 25, 2024, the district court denied preliminary approval of the settlement. In November 2025, the parties entered into an agreement, superseding the one denied by the district court, for certain rule and rate changes. They moved for preliminary approval of the agreement; that motion is pending. If preliminarily approved, the agreement must subsequently obtain the district court’s final approval.

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
166    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

In March 2021, USAA filed a second lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement (the “second Texas case”). The complaint alleges that PNC’s mobile remote deposit capture systems infringe an additional two patents owned by USAA. USAA seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. The first Texas case and the second Texas case were consolidated (together, the “first consolidated cases”). At trial, in May 2022, only four of the original six USAA patents raised in its complaints were asserted against PNC, including U.S. Patent No. 8,977,571 (‘571). Following the jury trial in the first consolidated cases, the jury found against PNC for willful infringement of at least one of USAA’s asserted patent claims and awarded approximately $218 million. Subsequently, PNC filed post-trial motions for judgment as a matter of law and for a new trial, all of which the court denied. In April 2023, PNC noticed an appeal to the U.S. Court of Appeals for the Federal Circuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 23-1778)) regarding the final judgment entered against PNC. On June 12, 2025, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and set aside the approximately $218 million verdict against PNC. As discussed below, on February 3, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the Patent Trial and Appeal Board’s invalidity finding regarding the claims of the ‘571 patent. On August 13, 2025, USAA sought rehearing of the Federal Circuit’s decision. On September 16, 2025, USAA’s rehearing request was denied, and on September 23, 2025, the Federal Circuit’s mandate issued to the District Court. On January 14, 2026, USAA filed a petition for a writ of certiorari to the United States Supreme Court.

In July 2021, USAA filed a third lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement (the “third Texas case”). The complaint alleges that PNC’s mobile remote deposit capture systems, including its new versions, infringe three additional patents
The PNC Financial Services Group, Inc. – 2025 Form 10-K  167

owned by USAA. USAA seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In June 2022, the court consolidated the fourth Texas case into the third Texas case (together, “the second consolidated cases”). At trial in September 2022, only two of the original three USAA patents were asserted against PNC, including U.S. Patent No. 10,769,598 (‘598), and only two of the original four PNC patents were asserted against USAA. Following the jury trial in the second consolidated cases, the jury found against PNC for infringement of at least one of the two asserted patents and awarded $4.3 million, and determined that PNC did not willfully infringe the patents. The jury further found that USAA did not infringe any of PNC’s asserted patents. Subsequently, USAA filed a motion for a new trial on damages, and, in April 2023, the court denied USAA’s motion. In March 2023, PNC noticed an appeal to the U.S. Court of Appeals for the Federal Circuit regarding the final judgment entered against PNC and in April 2023, USAA noticed a cross-appeal to the U.S. Court of Appeals for the Federal Circuit regarding the final judgment. These appeals were consolidated as United Services Automobile Association v. PNC Bank N.A. (Case No. 23-1639). On June 12, 2025, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and set aside the $4.3 million verdict against PNC. On August 13, 2025, USAA sought rehearing of the Federal Circuit’s decision. On September 16, 2025, USAA’s rehearing request was denied, and on September 23, 2025, the Federal Circuit’s mandate issued to the District Court. On January 14, 2026, USAA filed a petition for a writ of certiorari to the United States Supreme Court.

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

In January 2022, the Patent Trial and Appeal Board granted institution of inter partes review (“IPR”) with respect to petitions filed by PNC for three of the six patents then at issue in the first consolidated cases and in the BBVA USA Texas case. Because of USAA’s case narrowing in the first consolidated cases, only one of the three patents being reviewed (U.S. Patent No. ‘571) was presented to the jury in the first consolidated cases. In January 2023, with respect to the three patents in which an IPR was instituted, the Patent Trial and Appeal Board entered its Final Written Decisions and found all of the challenged claims were unpatentable. With respect to U.S. Patent No. ‘571, in June 2023, USAA noticed an appeal to the U.S. Court of Appeals for the Federal Circuit challenging the Patent Trial and Appeal Board’s Final Written Decision, which became United Services Automobile Association v. PNC Bank N.A. (Case No. 23-2125). USAA, in May and June 2023, also appealed the Final Written Decisions invalidating the claims of the patents not presented to the jury which became United Services Automobile Association v. PNC Bank N.A. (Case No. 23-2124) and United Services Automobile Association v. PNC Bank N.A. (Case No. 23-1920). Two of these appeals (Case Nos. 23-2124 and 23-2125) were consolidated. With respect to Case No. 23-1920, on January 30, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the Patent Trial and Appeal Board’s invalidity finding. With respect to Case No. 23-1920, USAA did not seek rehearing, and the mandate issued on March 10, 2025. For Case Nos. 23-2124 and 23-2125, on February 3, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the Patent Trial and Appeal Board invalidity findings. With respect to Case Nos. 23-2124 and 23-2125, on April 4, 2025, USAA sought rehearing of the Federal Circuit’s decision, which was denied on May 7, 2025, and the mandate issued on May 14, 2025. On August 5, 2025, USAA petitioned for a writ of certiorari to the United States Supreme Court (No. 25-149). On August 27, 2025, PNC filed its brief in opposition to USAA’s petition. On October 6, 2025, USAA’s petition for a writ of certiorari to the United States Supreme Court was denied.

In May and June 2022, the Patent Trial and Appeal Board granted institution of IPR with respect to petitions filed by PNC for two of the three patents then at issue in the third Texas case. Because of USAA’s case narrowing in the third Texas case, only one of these two patents being reviewed (U.S. Patent No. ‘598) was presented to the jury in the third Texas case. With respect to U.S. Patent No. ‘598, in May 2023, the Patent Trial and Appeal Board entered its Final Written Decision holding most of the claims of this patent unpatentable and other claims were patentable. Both parties, in July 2023, appealed the Final Written Decision, with USAA appealing first (United Services Automobile Association v. PNC Bank N.A. (Case No. 23-2171) and PNC being the cross-appellant (PNC Bank N.A. v. United Services Automobile Association (Case No. 23-2172)). These appeals were consolidated. With respect to the other patent (which was not presented to the jury), the Patent Trial and Appeal Board entered its Final Written Decision in June 2023 and held all of the claims unpatentable. USAA, in August 2023, appealed from this decision which became United Services Automobile Association v. PNC Bank N.A. (Case No. 23-2244). With respect to Case Nos. 23-2171 and 23-2172, on January 30, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the Patent Trial and Appeal Board’s invalidity finding and reversed its validity finding, which resulted in each of the challenged claims being invalidated. With respect to Case Nos. 23-2171 and 23-2172, USAA did not seek rehearing, and the mandate issued on March 10, 2025. For Case No. 23-2244, on March 5, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the Patent Trial and Appeal Board invalidity findings. With respect to Case No. 23-2244, USAA did not seek rehearing, and the mandate issued on April 11, 2025.

168    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

NOTE 21 PARENT COMPANY
Summarized financial information of the parent company is as follows:
Table 114: Parent Company - Income Statement

Year ended December 31 In millions	2025	2024	2023
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$4,400	$4,000	$2,500
Non-bank subsidiaries	410	383	565
Interest income	1,154	1,129	638
Noninterest income	49	47	41
Total operating revenue	6,013	5,559	3,744
Operating Expense
Interest expense	1,926	1,896	1,269
Other expense	194	130	185
Total operating expense	2,120	2,026	1,454
Income before income taxes and equity in undistributed net income of subsidiaries	3,893	3,533	2,290
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	2,833	2,200	3,337
Non-bank subsidiaries	98	24	(161)
Income before taxes	6,824	5,757	5,466
Income tax benefit	(112)	(132)	(112)
Net income	6,936	5,889	5,578
Other comprehensive income, net of tax:
Net pension and other postretirement benefit plan activity arising during the period	3	1	2
Other comprehensive income	3	1	2
Comprehensive income	$6,939	$5,890	$5,580

The PNC Financial Services Group, Inc. – 2025 Form 10-K  169

Table 115: Parent Company - Balance Sheet

December 31 In millions	2025	2024
Assets
Cash held at banking subsidiary	$8,703	$5,817
Restricted deposits with banking subsidiary	175	175
Investments in:
Bank subsidiaries and bank holding company	80,435	72,450
Non-bank subsidiaries	3,335	3,084
Loans with affiliates	1,767	2,322
Other assets	1,605	1,212
Total assets	$96,020	$85,060
Liabilities
Subordinated debt (a)	$1,013	$982
Senior debt (a)	32,620	27,345
Accrued expenses and other liabilities	1,802	2,308
Total liabilities	35,435	30,635
Equity
Shareholders’ equity	60,585	54,425
Total liabilities and equity	$96,020	$85,060
(a)See Note 9 Borrowed Funds for additional information on contractual rates and maturity dates of senior debt and subordinated debt for Parent Company.
In connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.
Table 116: Parent Company - Interest Paid and Income Tax Refunds (Payments)

Year ended December 31 In millions	Interest Paid	Income Tax Refunds
2025	$1,508	$495
2024	$1,216	$329
2023	$683	$1,080

170    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Table 117: Parent Company - Statement of Cash Flows

Year ended December 31 In millions	2025	2024	2023
Operating Activities
Net income	$6,936	$5,889	$5,578
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(2,931)	(2,224)	(3,176)
Other	212	443	1,276
Net cash provided (used) by operating activities	$4,217	$4,108	$3,678
Investing Activities
Net change in loans and securities from affiliates	$(2,497)	(5,192)	$(9,475)
Other	(2)	1	(5)
Net cash provided (used) by investing activities	$(2,499)	$(5,191)	$(9,480)
Financing Activities
Net change in other borrowed funds from affiliates	$900	$(465)	$255
Proceeds from long-term borrowings	5,478	8,220	10,463
Repayments of long-term borrowings	(1,000)	(3,450)	—
Preferred stock issuances	—	—	1,484
Preferred stock redemptions	—	(500)	(1,000)
Common and treasury stock issuances	70	69	72
Acquisition of treasury stock	(1,338)	(687)	(651)
Preferred stock cash dividends paid	(308)	(352)	(417)
Common stock cash dividends paid	(2,634)	(2,534)	(2,459)
Net cash provided (used) by financing activities	$1,168	$301	$7,747
Net Increase (Decrease) In Cash Held at Banking Subsidiary	$2,886	$(782)	$1,945
Cash and restricted deposits held at banking subsidiary at beginning of year	5,992	6,774	4,829
Cash and restricted deposits held at banking subsidiary at end of year	$8,878	$5,992	$6,774

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

The following describes the products and services of each business segment:

Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management products and services to consumer and small business customers who are serviced through our coast-to-coast branch network, digital channels, ATMs, or through our phone-based customer contact centers. Deposit products include checking, savings and money market accounts and time deposits. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, education loans and personal and small business loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to agency and/or third-party standards, and either sold, servicing retained or held on our balance sheet. PNC Wealth Management offers brokerage, investment management and cash management products and services which include managed, education, retirement and trust accounts.

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

The PNC Financial Services Group, Inc. – 2025 Form 10-K  171

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

172    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Results of our reportable business segments for 2025, 2024 and 2023 are as follows:

Table 118: Business Segment Results

	Retail Banking			Corporate & Institutional Banking			Asset Management Group
Year ended December 31 In millions	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net interest income (a)(b)	$11,815	$10,965	$9,988	$6,886	$6,302	$5,732	$709	$613	$514
Noninterest income	3,048	3,582	2,951	4,342	3,927	3,537	1,001	949	905
Total revenue (a)(b)	14,863	14,547	12,939	11,228	10,229	9,269	1,710	1,562	1,419
Provision for (recapture of) credit losses	532	362	396	291	453	398	(19)	(3)	(3)
Noninterest expense (c)
Personnel	2,141	2,149	2,227	1,621	1,508	1,426	471	472	494
Segment allocations (d)	3,944	3,774	3,692	1,573	1,497	1,507	488	454	464
Depreciation and amortization	365	300	321	201	202	211	38	30	30
Other (e)	1,260	1,307	1,315	594	557	586	116	117	127
Total noninterest expense	7,710	7,530	7,555	3,989	3,764	3,730	1,113	1,073	1,115
Income before income taxes and noncontrolling interests (a)(b)	6,621	6,655	4,988	6,948	6,012	5,141	616	492	307
Income taxes (a)(b)	1,541	1,553	1,166	1,482	1,264	1,073	144	116	73
Net income (a)(b)	5,080	5,102	3,822	5,466	4,748	4,068	472	376	234
Less: Net income attributable to noncontrolling interests	35	39	43	20	19	19	—	—	—
Net income excluding noncontrolling interests (a)(b)	$5,045	$5,063	$3,779	$5,446	$4,729	$4,049	$472	$376	$234
Average assets (a)	$114,263	$116,842	$116,738	$235,289	$228,349	$233,337	$14,548	$14,644	$13,975
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
(e)Other is primarily comprised of other direct expenses including outside services and equipment expense.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  173

The following table represents reconciliations of financial results for the three reportable business segments to our consolidated reporting.

Table 119: Reconciliation of Business Segment Results to Consolidated

Year ended December 31 In millions	2025	2024	2023
Revenues
Total business segment revenue (a)	$27,801	$26,338	$23,627
Revenues from other activities (a)	(4,702)	(4,783)	(2,137)
Total revenue	$23,099	$21,555	$21,490
Noninterest Expense
Total business segment noninterest expense (b)	$12,812	$12,367	$12,400
FDIC special assessment	(108)	112	515
Workforce reduction charges	—	—	150
PNC Foundation contribution	—	120	50
Noninterest expense from other activities (b)	1,130	925	897
Total noninterest expense	$13,834	$13,524	$14,012
Net Income
Total business segment net income (a)	$11,018	$10,226	$8,124
FDIC special assessment	108	(112)	(515)
Workforce reduction charges	—	—	(150)
PNC Foundation contribution	—	(120)	(50)
Net income (loss) from other activities (a)	(4,129)	(4,041)	(1,762)
Net income	$6,997	$5,953	$5,647
Average Assets
Total business segment average assets	$364,100	$359,835	$364,050
Average assets from other activities	202,368	205,048	194,720
Total average assets	$566,468	$564,883	$558,770
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
Table 120 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams reported on our Consolidated Income Statement. A description of the fee-based revenue and how it is recognized for each segment’s principal products and services follows this Table 120.

174    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Table 120: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2025
Asset management and brokerage
Asset management fees	$—	$—	$986
Brokerage fees	611	—	—
Total asset management and brokerage	611	—	986
Card and cash management
Treasury management fees	41	1,591	—
Debit card fees	717	—	—
Net credit card fees (a)	206	—	—
Merchant services	147	76	—
Other	81	—	—
Total card and cash management	1,192	1,667	—
Lending and deposit services
Deposit account fees	676	—	—
Other	72	31	—
Total lending and deposit services	748	31	—
Residential and commercial mortgage (b)	—	114	—
Capital markets and advisory	—	1,087	—
Other	—	83	—
Total in-scope noninterest income	2,551	2,982	986
Out-of-scope noninterest income (c)	497	1,360	15
Noninterest income by business segment	$3,048	$4,342	$1,001
Reconciliation to consolidated noninterest income	For the year ended December 31, 2025
Total in-scope business segment noninterest income			$6,519
Out-of-scope business segment noninterest income (c)			1,872
Noninterest income from other activities (d)			298
Noninterest income as shown on the Consolidated Income Statement			$8,689

The PNC Financial Services Group, Inc. – 2025 Form 10-K  175

(Continued from previous page)
Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2024
Asset management and brokerage
Asset management fees	$—	$—	$933
Brokerage fees	551	—	1
Total asset management and brokerage	551	—	934
Card and cash management
Treasury management fees	41	1,481	—
Debit card fees	699	—	—
Net credit card fees (a)	189	—	—
Merchant services	157	74	—
Other	87	—	—
Total card and cash management	1,173	1,555	—
Lending and deposit services
Deposit account fees	645	—	—
Other	74	32	—
Total lending and deposit services	719	32	—
Residential and commercial mortgage (b)	—	117	—
Capital markets and advisory	—	888	—
Other	—	75	—
Total in-scope noninterest income	2,443	2,667	934
Out-of-scope noninterest income (c)	1,139	1,260	15
Noninterest income by business segment	$3,582	$3,927	$949
Reconciliation to consolidated noninterest income	For the year ended December 31, 2024
Total in-scope business segment noninterest income			$6,044
Out-of-scope business segment noninterest income (c)			2,414
Noninterest income from other activities (d)			(402)
Noninterest income as shown on the Consolidated Income Statement			$8,056

176    The PNC Financial Services Group, Inc. – 2025 Form 10-K

(Continued from previous page)
Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2023
Asset management and brokerage
Asset management fees	$—	$—	$882
Brokerage fees	523	—	7
Total asset management and brokerage	523	—	889
Card and cash management
Treasury management fees	41	1,377	—
Debit card fees	691	—	—
Net credit card fees (a)	228	—	—
Merchant services	168	77	—
Other	96	—	—
Total card and cash management	1,224	1,454	—
Lending and deposit services
Deposit account fees	637	—	—
Other	73	34	—
Total lending and deposit services	710	34	—
Residential and commercial mortgage (b)	—	140	—
Capital markets and advisory	—	653	—
Other	—	68	—
Total in-scope noninterest income	2,457	2,349	889
Out-of-scope noninterest income (c)	494	1,188	16
Noninterest income by business segment	$2,951	$3,537	$905
Reconciliation to consolidated noninterest income	For the year ended December 31, 2023
Total in-scope business segment noninterest income			$5,695
Out-of-scope business segment noninterest income (c)			1,698
Noninterest income from other activities (d)			181
Noninterest income as shown on the Consolidated Income Statement			$7,574
(a)Net credit card fees consist of interchange fees of $696 million, $671 million and $673 million and credit card reward costs totaled $490 million, $482 million and $445 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

The PNC Financial Services Group, Inc. – 2025 Form 10-K  177

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
NOTE 24 SUBSEQUENT EVENTS
On January 5, 2026, PNC completed its acquisition of FirstBank Holding Company, including its banking subsidiary FirstBank, representing $4.2 billion of consideration to common shareholders and Series A preferred shareholders, and $0.1 billion of consideration to Series B preferred shareholders through the exchange of each share of Series B preferred stock into a newly created series of preferred stock of PNC, designated Series X. PNC’s Board of Directors declared a quarterly cash dividend of $18.13 per Series X preferred share, paid on January 29, 2026, to shareholders of record as of January 15, 2026. Effective January 5, 2026, FirstBank's financial results are included in PNC’s consolidated operations and will be reported in PNC’s first quarter 2026 results.
178    The PNC Financial Services Group, Inc. – 2025 Form 10-K

On January 15, 2026, PNC redeemed all of the outstanding senior floating rate bank notes and all of the outstanding 4.775% senior fixed-to-floating rate notes due January 15, 2027 issued by PNC Bank, National Association in the amounts of $500 million and $1.25 billion, respectively. The securities had an original scheduled maturity date of January 15, 2027. The redemption price was equal to $1,000 per $1,000 of the principal amount, plus any accrued and unpaid distributions to the redemption date.

On January 26, 2026, PNC redeemed all of the outstanding 4.758% senior fixed-to-floating rate notes due January 26, 2027 issued by PNC in the amount of $1.25 billion. The securities had an original scheduled maturity date of January 26, 2027. The redemption price was equal to $1,000 per $1,000 of the principal amount, plus any accrued and unpaid distributions to the redemption date.

On January 26, 2026, the parent company issued $1.2 billion of 4.075% senior fixed-to-floating rate notes with a maturity date of January 26, 2029 (the “2029 Fixed-to-Floating Senior Notes”). Interest is payable on the 2029 Fixed-to-Floating Senior Notes semi-annually in arrears at a fixed rate of 4.075% per annum, on January 26 and July 26 of each year, commencing on July 26, 2026. Beginning on January 26, 2028, interest is payable on the 2029 Fixed-to-Floating Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Pricing Supplement), plus 0.610%, on April 26, 2028, July 26, 2028, October 26, 2028 and at the maturity date.

On January 26, 2026, the parent company issued $300 million of senior floating rate notes with a maturity date of January 26, 2029 (the “2029 Floating Senior Notes”). Interest is payable on the 2029 Floating Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Pricing Supplement), plus 0.620%, on January 26, April 26, July 26, and October 26 of each year, commencing on April 26, 2026.

On January 26, 2026, the parent company issued $1.5 billion of 5.423% fixed-rate reset subordinated notes with a maturity date of January 25, 2041 (the “Subordinated Notes”). Interest is initially payable on the Subordinated Notes semi-annually in arrears at a fixed rate of 5.423% per annum, on January 25 and July 25 of each year, commencing on July 25, 2026 and ending on January 25, 2036. Interest is payable on the Subordinated Notes semi-annually in arrears at a rate per annum equal to the five-year U.S. Treasury rate as described in the preliminary prospectus supplement, plus 1.170%, on January 25 and July 25 of each year commencing on July 25, 2036 until the maturity date.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  179

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

180    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

Estimated contractual term – In the context of CECL, the contractual term of the financial asset or credit exposure, adjusted for estimated draws and prepayments, certain embedded extension options and extensions granted under troubled debt restructurings.

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

Loss given default (LGD) – Assuming a credit obligor enters default status, an estimate of loss, based on collateral type, collateral
The PNC Financial Services Group, Inc. – 2025 Form 10-K  181

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

Nonperforming assets – Nonperforming assets include nonperforming loans, OREO, foreclosed and other assets. We do not accrue interest income on assets classified as nonperforming.

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
182    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

The PNC Financial Services Group, Inc. – 2025 Form 10-K  183

ACRONYMS

ACL	Allowance for credit losses	GAAP	Accounting principles generally accepted in the United States of America
AI	Artificial intelligence	GDP	Gross domestic product
ALCO	Asset and Liability Committee	GLB Act	Gramm-Leach-Bliley Act
ALLL	Allowance for loan and lease losses	GNMA	Government National Mortgage Association
AML	Anti-money laundering	GSE	Government-sponsored enterprise
AOCI	Accumulated other comprehensive income	GSIB	Globally systemically important bank
ASC	Accounting Standards Codification	HPI	Home price index
ASU	Accounting Standards Update	ISDA	International Swaps and Dealer Association
BHC	Bank holding company	ISP	The PNC Incentive Savings Plan
BHC Act	Bank Holding Company Act of 1956	LCR	Liquidity coverage ratio
bps	Basis points	LGD	Loss given default
BSA	Bank Secrecy Act	LIHTC	Low income housing tax credit
CCAR	Comprehensive Capital Analysis and Review	LLC	Limited liability company
CECL	Current Expected Credit Losses	LTV	Loan-to-value ratio
CET1	Common equity tier 1	MSR	Mortgage servicing right
CFPB	Consumer Financial Protection Bureau	NAV	Net asset value
CFTC	Commodity Futures Trading Commission	NII	Net interest income
CLTV	Combined loan-to-value ratio	NMTC	New market tax credit
CODM	Chief operating decision maker	NSFR	Net stable funding ratio
CRA	Community Reinvestment Act	OCC	Office of the Comptroller of the Currency
DIF	Deposit Insurance Fund	OCI	Other comprehensive income
DFAST	Dodd-Frank capital stress testing	OREO	Other real estate owned
DUS	Delegated Underwriting and Servicing program	OTC	Over-the-counter
EAD	Exposure at default	PAM	Proportional amortization method
ERISA	Employee Retirement Income Security Act of 1974, as amended	PCD	Purchased credit deteriorated
ERM	Enterprise Risk Management	PD	Probability of default
EVE	Economic value of equity	RAC	Reserve Adequacy Committee
FDI Act	Federal Deposit Insurance Act	ROAP	Removal of account provisions
FDIC	Federal Deposit Insurance Corporation	SCB	Stress capital buffer
FDM	Financial difficulty modification	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s
FHC	Financial holding company	SPE	Special purpose entity
FHLMC	Federal Home Loan Mortgage Corporation	TDR	Troubled debt restructuring
FICO	Fair Isaac Corporation (credit score)	U.S.	United States of America
FINRA	Financial Industry Regulatory Authority	USD	United States dollar
FNMA	Federal National Mortgage Association	VA	Department of Veterans Affairs
FOMC	Federal Open Market Committee	VaR	Value-at-risk
FTP	Funds transfer pricing	VEBA	Voluntary Employee Beneficiary Association
FRB	Federal Reserve Bank	VIE	Variable interest entity

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
184    The PNC Financial Services Group, Inc. – 2025 Form 10-K

We performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2025.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2025 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2025. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report.
DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2025, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.
Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2025, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
On February 20, 2026, William S. Demchak, Chairman and Chief Executive Officer of PNC, sold 50,000 shares of common stock of PNC for financial diversification purposes. The shares represent a small portion of the approximately 548,000 shares that Mr. Demchak now holds in PNC.
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of PNC’s directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information regarding our directors (or director nominees), executive officers and Audit Committee (and Audit Committee financial experts) required by this item is included under the captions “Item 1 - Election of directors” and “Board committees – Audit Committee” in our Proxy Statement to be filed for the 2026 annual meeting of shareholders and is incorporated herein by reference.
Additional information regarding our executive officers is included in Part I of this Report under the caption “Information about our Executive Officers.”
Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included, to the extent necessary, under the caption “Delinquent Section 16(a) reports” in our Proxy Statement to be filed for the 2026 annual meeting of shareholders and is incorporated herein by reference.
Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the caption “Code of Business Conduct and Ethics” in our Proxy Statement to be filed for the 2026 annual meeting of shareholders and is incorporated herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers of, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.
Information required by Item 408(b)(1) of Regulation S-K regarding our insider trading policies is included under the caption “Insider trading policies and procedures” in our Proxy Statement to be filed for the 2026 annual meeting of shareholders and is incorporated herein by reference.

The PNC Financial Services Group, Inc. – 2025 Form 10-K  185

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is included under the captions “Compensation committee interlocks and insider participation,” “Director compensation,” “Compensation discussion and analysis,” “Compensation Committee Report,” “Compensation and risk,” “Compensation tables,” “Change in control and termination of employment” and “CEO pay ratio” in our Proxy Statement to be filed for the 2026 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security ownership of management and certain beneficial owners” in our Proxy Statement to be filed for the 2026 annual meeting of shareholders and is incorporated herein by reference.
Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2025 is included in the table which follows. For additional information regarding these plans, see Note 17 Stock Based Compensation Plans.
Equity Compensation Plan Information
At December 31, 2025

	(a)		(b)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	5,514,565	(1)	8,917,692	(2)
Equity compensation plans not approved by security holders	—		—
Total	5,514,565		8,917,692
(1) – Includes the following amounts related to the 2016 Incentive Award Plan (2016 Incentive Plan), approved by shareholders on April 26, 2016: 4,657,850 are stock-payable restricted stock units (at a maximum share award level), 759,315 are performance share units (at maximum share award level) and 97,400 are deferred stock units (at a maximum share award level). The restricted stock units and incentive performance units have no exercise price.
(2) – Includes 4,142,886 shares available for issuance under the Employee Stock Purchase Plan, of which 85,799 shares are subject to purchase during the purchase period ending December 31, 2025. The amount available for awards under the 2016 Incentive Plan is 4,774,806.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Director independence” and “Related person transactions policy” in our Proxy Statement to be filed for the 2026 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the caption “Item 2 - Ratification of independent registered public accounting firm” in our Proxy Statement to be filed for the 2026 annual meeting of shareholders and is incorporated herein by reference.

186    The PNC Financial Services Group, Inc. – 2025 Form 10-K

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

3.1.1	Amended and Restated Articles of Incorporation of the Corporation, as amended and effective January 2, 2009	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

3.1.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.1.3	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

3.1.4	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

3.1.5	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

3.1.6	Amendment to Amended and Restated Articles of Incorporation of the Corporation, effective November 19, 2015	Incorporated herein by reference to Exhibit 3.1.6 of the Corporation’s Current Report on Form 8-K filed November 20, 2015

3.1.7	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S dated October 27, 2016	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

3.1.8	Statement with Respect to Shares of the 3.400% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series T	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 13, 2021

3.1.9	Statement with Respect to Shares of the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series U	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 26, 2022

3.1.10	Statement with Respect to Shares of the 6.200% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series V	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed August 19, 2022

3.1.11	Statement with Respect to Shares of the 6.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series W	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed February 7, 2023

3.1.12	Statement with Respect to Shares of the 7.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series X	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed January 5, 2026

3.2	Amended and Restated Bylaws of the Corporation effective February 10, 2022	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024

The PNC Financial Services Group, Inc. – 2025 Form 10-K  187

Exhibit No.	Description	Method of Filing +

4.1	There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve a total amount of securities authorized thereunder that exceed 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

4.2
Deposit Agreement, dated November 1, 2016, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series S preferred stock
Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

4.3
Deposit Agreement, dated September 13, 2021, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series T preferred stock
Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed September 13, 2021

4.4
Deposit Agreement, dated as of April 26, 2022, between the Corporation, Computershare Trust Company, N.A. and Computershare Inc., as depositary, and the holders from time to time of the Depositary Receipts representing interests in the Series U preferred stock
Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed April 26, 2022

4.5
Deposit Agreement, dated as of August 19, 2022, between the Corporation, Computershare Trust Company, N.A. and Computershare Inc., as depositary, and the holders from time to time of the Depositary Receipts representing interests in the Series V preferred stock

Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed August 19, 2022

4.6
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

4.9	Forms of PNC Bank, National Association Senior Global Bank Notes issued after January 16, 2014 (included in Exhibit 4.11.1)	Incorporated herein by reference to Exhibit 4.25 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013

4.10	Forms of PNC Bank, National Association Subordinated Global Bank Notes issued on or after May 22, 2015 (included in Exhibit 4.11.2)	Incorporated herein by reference to Exhibit 4.21.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

4.11	Description of the Corporation’s Securities	Filed herewith

188    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Exhibit No.	Description	Method of Filing +

10.1.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008*

10.1.2	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.1.3	Amendment 2013-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.1.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.2.1	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2023	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022*

10.2.2	Amendment 2024-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2023	Incorporated herein by reference to Exhibit 10.2.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024*

10.2.3	Amendment 2025-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2023	Filed herewith*

10.3.1	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008*

10.3.2	Amendment 2009-1 to the Corporation’s Key Executive Equity Program, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.4.1	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.4.2	Amendment 2013-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.4.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.4.3	Amendment 2024-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.4.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024*

10.4.4	Amendment 2025-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Filed herewith*

10.5.1	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009*

10.5.2	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.5.3	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010*

10.5.4	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.5.5	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.24 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012*

10.5.6	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.5.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

The PNC Financial Services Group, Inc. – 2025 Form 10-K  189

Exhibit No.	Description	Method of Filing +

10.6.1	The Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019*

10.6.2	Amendment 2021-1 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021*

10.6.3	Amendment 2021-2 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.7	The PNC Financial Services Group, Inc. 2016 Incentive Award Plan	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 (File No. 333-210995) filed April 29, 2016*

10.8	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014*

10.9	The Corporation’s 2016 Incentive Award Plan Directors Deferred Stock Unit Program effective January 1, 2017	Incorporated herein by reference to Exhibit 10.16 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016*

10.10	Trust Agreement between the Corporation, as settlor, and Matrix Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017*

10.11	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005*

10.12	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.13	Certificate of Corporate Action for Grantor Trusts effective December 1, 2021	Incorporated herein by reference to Exhibit 10.14 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.14	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2020	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Form S-8 (File No. 333-238049) filed May 6, 2020*

10.15	The Corporation’s 2025 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.3 of the Corporation’s Form S-8 (File No. 333-284013) filed December 23, 2024*

10.16	The Corporation’s Executive Severance Plan dated as of March 21, 2025	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed March 27, 2025*

10.17	2023 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

10.18	2023 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

10.19	2023 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

10.20	2023 Form of Five-Year Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.36 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

190    The PNC Financial Services Group, Inc. – 2025 Form 10-K

Exhibit No.	Description	Method of Filing +

10.21	2024 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024*

10.22	2024 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.31 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024*

10.23	2024 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024*

10.24	2025 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025*

10.25	2025 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.36 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025*

10.26	2025 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025*

10.27	Offer Letter for Mark Wiedman	Filed herewith*

10.28	Waiver and Release of Claims Agreement, dated as of April 28, 2025	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025*

10.29	Form of Time Sharing Agreement between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022*

10.30	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed August 16, 2016*

10.31.1	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 of National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006*

10.31.2	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010*

10.32.1	FirstBank Holding Company 2020 Restricted Non-Voting Class A Common Stock Unit Plan	Incorporated herein by reference to Exhibit 4.3.1 of the Corporation’s Form S-8 (File No. 333-292575) filed January 5, 2026*

10.32.2	FirstBank Holding Company 2020 Restricted Preferred Stock Unit Plan	Incorporated herein by reference to Exhibit 4.3.2 of the Corporation’s Form S-8 (File No. 333-292575) filed January 5, 2026*

10.33.1
Distribution Agreement, dated January 16, 2014, between PNC Bank, National Association and the Dealers named therein, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.47 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014

The PNC Financial Services Group, Inc. – 2025 Form 10-K  191

Exhibit No.	Description	Method of Filing +

10.33.2
Amendment No. 1 to Distribution Agreement, dated May 22, 2015, between PNC Bank, National Association and the Dealers named therein, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.47.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

10.33.3
Amendment No. 2 to Distribution Agreement, dated May 27, 2016, between PNC Bank, National Association and the Dealers named therein, relating to the $40 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.48.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

19.1	Ethics and Conduct Insider Trading Policy	Filed herewith

19.2	Information Barrier and Handling of Inside Information Policy	Filed herewith

19.3	Control Room Procedure for Detecting and Preventing the Misuse of Material Nonpublic Information by Employees Trading PNC Securities	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

22	Subsidiary Issuers of Guaranteed Securities	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith

97	Dodd-Frank Recoupment Policy effective October 2, 2023	Incorporated herein by reference to Exhibit 97 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023

101.INS	Inline XBRL Instance Document	Filed herewith**

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, and to filings by National City Corporation are to SEC File No. 001-10074.
*	Denotes management contract or compensatory plan.
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.
192    The PNC Financial Services Group, Inc. – 2025 Form 10-K

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

ITEM 16 – FORM 10-K SUMMARY
None.
The PNC Financial Services Group, Inc. – 2025 Form 10-K  193

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The PNC Financial Services Group, Inc.
(Registrant)

By:	/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
February 20, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 20, 2026.

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

194    The PNC Financial Services Group, Inc. – 2025 Form 10-K