Form 10-Q
period 2026-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2026-05-05
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
    Yes  ☐  No  ☒
As of April 14, 2026, there were 401,564,632 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2026 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with Items 7, 8 and 9A of our 2025 Annual Report on Form 10-K (our “2025 Form 10-K”). For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and Item 7 in our 2025 Form 10-K; Item 1A Risk Factors included in our 2025 Form 10-K; and the Commitments and Legal Proceedings Notes included in this Report and Item 8 of our 2025 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2025 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC,” “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 93 for a glossary of certain terms and acronyms used in this Report.

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

Our capital and liquidity priorities are to support customers, fund business investments and return excess capital to shareholders, while maintaining appropriate capital and liquidity in light of economic conditions, the Basel III framework and other regulatory expectations. For more detail, see the Capital and Liquidity Highlights portion of this Executive Summary, the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2025 Form 10-K.

Acquisition of FirstBank Holding Company

On January 5, 2026, PNC acquired FirstBank Holding Company including its banking subsidiary, FirstBank, representing $4.2 billion of consideration in cash and PNC common stock to FirstBank Holding Company common shareholders and Series A preferred shareholders, and $0.1 billion of consideration to Series B preferred shareholders through the exchange of each share of Series B preferred stock into a newly created series of preferred stock of PNC, designated Series X. Conversion of FirstBank customers to PNC Bank is expected to occur mid-June 2026. Until conversion, FirstBank will remain a separate bank subsidiary of PNC.

Our results for the three months ended March 31, 2026 reflect the impact of FirstBank’s acquired business operations for the period since the acquisition closed on January 5, 2026. As of close and prior to purchase accounting adjustments, FirstBank had $26.4 billion of assets, $16.0 billion of loans and $23.1 billion of deposits.

For additional information on the acquisition of FirstBank, see Note 2 Acquisition Activity.

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
Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended
	March 31	December 31	March 31
	2026	2025	2025
Summary of Operations (a)
Net interest income	$3,961	$3,731	$3,476
Noninterest income	2,204	2,340	1,976
Total revenue	6,165	6,071	5,452
Provision for credit losses	210	139	219
Noninterest expense	3,768	3,603	3,387
Income before income taxes and noncontrolling interests	2,187	2,329	1,846
Income taxes	415	296	347
Net income	$1,772	$2,033	$1,499
Net income attributable to common shareholders	$1,686	$1,934	$1,408
Per Common Share
Basic	$4.13	$4.88	$3.52
Diluted	$4.13	$4.88	$3.51
Book value per common share	$143.65	$140.44	$127.98
Performance Ratios
Net interest margin (non-GAAP) (b)	2.95%	2.84%	2.78%
Noninterest income to total revenue	36%	39%	36%
Efficiency	61%	59%	62%
Return on:
Average common shareholders’ equity	11.92%	14.33%	11.60%
Average assets	1.19%	1.40%	1.09%
(a)The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.
(b)See explanation and reconciliation of this non-GAAP measure in the Average Consolidated Balance Sheet and Net Interest Analysis and Non-GAAP Financial Information sections of this Item 2.

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	March 31 2026	December 31 2025	March 31 2025
Balance Sheet Highlights (a)
Assets	$603,028	$573,572	$554,722
Loans	$360,923	$331,481	$318,850
Allowance for loan and lease losses	$4,663	$4,410	$4,544
Interest-earning deposits with banks	$26,053	$32,936	$32,298
Investment securities	$143,112	$138,240	$137,775
Total deposits	$457,648	$440,866	$422,915
Borrowed funds	$66,666	$57,101	$60,722
Total shareholders’ equity	$63,627	$60,585	$56,405
Common shareholders’ equity	$57,752	$54,828	$50,654
Other Selected Ratios
Common equity tier 1	10.1%	10.6%	10.6%
Loans to deposits	79%	75%	75%
Common shareholders’ equity to total assets	9.6%	9.6%	9.1%
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of applicable periods presented.

Income Statement Highlights

Net income of $1.8 billion, or $4.13 per diluted common share, for the first quarter of 2026 decreased $261 million, or 13%, compared to $2.0 billion, or $4.88 per diluted common share, for the fourth quarter of 2025, due to increased noninterest expense, lower noninterest income and higher provision for credit losses, partially offset by higher net interest income.

2    The PNC Financial Services Group, Inc. – Form 10-Q

•For the three months ended March 31, 2026 compared to the three months ended December 31, 2025:
•Total revenue of $6.2 billion increased $94 million, or 2%.
•Net interest income of $4.0 billion increased $230 million, or 6%, reflecting the benefit of FirstBank, lower funding costs and commercial loan growth.
•Net interest margin increased 11 basis points to 2.95%, reflecting an 18 basis point decline in the rate paid on interest-bearing deposits.
•Noninterest income of $2.2 billion decreased $136 million, or 6%, primarily due to lower private equity revenue, a decline in mortgage servicing rights valuation, net of economic hedge, and lower capital markets and advisory fees.
•Provision for credit losses was $210 million in the first quarter of 2026 and reflected portfolio activity, including loan growth and the addition of FirstBank, as well as updates to macroeconomic factors. The fourth quarter of 2025 included a provision for credit losses of $139 million.
•Noninterest expense increased $165 million, or 5%, and included FirstBank operating and integration expenses, partially offset by seasonally lower marketing spend.

First quarter 2026 net income increased $273 million, or 18%, compared to $1.5 billion, or $3.51 per diluted common share, for the first quarter of 2025, primarily due to higher net interest and noninterest income, partially offset by increased noninterest expense.
•For the three months ended March 31, 2026 compared to the three months ended March 31, 2025:
•Total revenue increased $713 million, or 13%.
•Net interest income increased $485 million, or 14%, reflecting the benefit of FirstBank, loan growth and lower funding costs.
•Net interest margin increased 17 basis points and included the continued benefit of fixed rate asset repricing.
•Noninterest income increased $228 million, or 12%, primarily due to higher capital markets and advisory fees.
•Provision for credit losses was $210 million for the first three months of 2026. The first three months of 2025 included a provision for credit losses of $219 million.
•Noninterest expense increased $381 million, or 11%, compared to the first three months of 2025, and included FirstBank operating and integration expenses, higher personnel costs as a result of increased business activity and higher equipment expenses reflecting continued investments in technology.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was well positioned at March 31, 2026. In comparison to December 31, 2025:
•Total assets of $603.0 billion increased primarily due to higher loans and higher securities balances, including the impact of the FirstBank acquisition, partially offset by lower balances held with the FRB.
•Total loans of $360.9 billion increased $29.4 billion, or 9%.
•Total commercial loans increased $23.5 billion, or 10%, to $256.0 billion, due to growth in the commercial and industrial portfolio, reflecting new production and higher utilization of loan commitments as well as the addition of FirstBank loans.
•Total consumer loans increased $5.9 billion, or 6%, to $105.0 billion, driven by the benefit of acquired FirstBank residential mortgage loans.
•Investment securities increased $4.9 billion, or 4%, to $143.1 billion, primarily due to the acquisition of FirstBank investment securities and net purchase activity in both the available-for-sale and held-to-maturity portfolios.
•Interest-earning deposits with banks, primarily with the FRB, decreased $6.9 billion, or 21%, to $26.1 billion, as higher loan and security balances outpaced funding growth from deposits and borrowed funds.
•Total deposits increased $16.8 billion, or 4%, driven by higher interest-bearing and noninterest-bearing deposits, primarily due to the addition of FirstBank deposits, partially offset by lower brokered time deposits.
•Borrowed funds increased $9.6 billion, or 17%, to $66.7 billion, primarily due to higher FHLB advances.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q 3

Credit Quality Highlights

In the first quarter of 2026, PNC maintained strong credit quality performance.
•At March 31, 2026 compared to December 31, 2025:
•Overall loan delinquencies of $1.6 billion increased $115 million, or 8%, due to the addition of FirstBank commercial and consumer loans.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.5 billion at March 31, 2026, compared to $5.2 billion at December 31, 2025. The increase was driven by portfolio activity, including the addition of FirstBank loans. ACL to total loans was 1.52% at March 31, 2026, compared to 1.58% at December 31, 2025.
•Nonperforming assets of $2.4 billion were stable.
•Net loan charge-offs of $253 million, or 0.29% of average loans, in the first quarter of 2026 increased $91 million compared to the fourth quarter of 2025, and included $45 million of acquired net loan charge-offs related to purchase accounting treatment for certain FirstBank loans.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $57.8 billion at March 31, 2026, increased $2.9 billion, or 5%, compared to December 31, 2025, primarily due to common stock issuances related to the FirstBank acquisition.
•In the first quarter of 2026, PNC returned $1.4 billion of capital to shareholders, reflecting $0.7 billion of dividends on common shares and $0.7 billion of common share repurchases.
•On April 2, 2026, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.70 per share paid on May 5, 2026 to shareholders of record at the close of business April 14, 2026.
•Our CET1 ratio was 10.1% at March 31, 2026 and 10.6% at December 31, 2025.

For additional information on our liquidity and capital actions as well as our capital ratios, see Capital Management in the Risk Management section in this Financial Review, the Recent Regulatory Developments section in this Financial Review and the Supervision and Regulation section in our 2025 Form 10-K.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•PNC’s baseline forecast remains for continued expansion in 2026, but slower economic growth in 2026 than in 2025 and 2024. The baseline forecast anticipates real GDP growth slowing to around 1.7% in 2026, with continued modest job gains and the unemployment rate moving slightly higher, to around 4.6% at year’s end. CPI inflation will peak at around 3.5% in mid-2026, with core CPI inflation at around 2.6%. An extended conflict with Iran and higher energy prices are significant risks to the outlook, both for inflation and growth, and a reversal in sentiment around AI or a large decline in equity prices would be drags. Weaker labor force growth could lead to weaker long-run growth.
•Our baseline forecast is for the Federal Reserve to keep the federal funds rate unchanged throughout 2026 and into 2027, in a range between 3.50% and 3.75%. However, there are two-sided risks to this outlook: (1) if the conflict with Iran persists and inflation proves more persistent than expected the Federal Reserve may raise rates, or (2) if growth falters or recession emerges there could be a deep and prolonged easing in monetary policy.

Consistent with the forward guidance we provided on April 15, 2026, for the second quarter of 2026, compared to the first quarter of 2026, we expect:
•Average loans to be up 2% to 3%,
•Net interest income to be up approximately 3%,
•Fee income to be up approximately 2.5%,
•Other noninterest income to be $150 million to $200 million,
•Total revenue to be up approximately 3.5%,
•Noninterest expense excluding integration expense to be up approximately 2%, and
•Net loan charge-offs to be approximately $225 million.

4    The PNC Financial Services Group, Inc. – Form 10-Q

Consistent with the forward guidance we provided on April 15, 2026, for the full year of 2026, compared to the full year of 2025, we expect:
•Average loans to be up approximately 11%,
•Net interest income to be up approximately 14.5%,
•Noninterest income to be up approximately 6%,
•Total revenue to be up approximately 11%,
•Noninterest expense excluding integration expense to be up approximately 7%, and
•Effective tax rate to be approximately 19.5%.

Other noninterest income, noninterest income and total revenue guidance does not forecast net securities gains or losses, or Visa activity. Additionally, noninterest expense excluding integration expense does not include our expectation for non-recurring merger and integration costs. We expect to incur integration costs of $150 million and $325 million for the second quarter of 2026 and full year of 2026, respectively.

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

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors included in our 2025 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 1 of this Report.

Net income of $1.8 billion, or $4.13 per diluted common share, for the first quarter of 2026 decreased $261 million, or 13%, compared to $2.0 billion, or $4.88 per diluted common share, for the fourth quarter of 2025, due to increased noninterest expense, lower noninterest income and higher provision for credit losses, partially offset by higher net interest income. Net income increased $273 million, or 18%, compared to $1.5 billion, or $3.51 per diluted common share, for the same period in 2025, primarily due to higher net interest and noninterest income, partially offset by increased noninterest expense.
Table 3: Summarized Average Balances and Net Interest Income (a)

	March 31, 2026			December 31, 2025			March 31, 2025
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$144,526	3.36%	$1,208	$142,219	3.35%	$1,193	$142,181	3.17%	$1,129
Loans	350,883	5.50%	4,815	327,929	5.60%	4,666	316,624	5.70%	4,495
Interest-earning deposits with banks (b)	32,612	3.64%	296	32,009	3.92%	320	34,614	4.42%	381
Other	12,457	4.95%	154	18,618	4.95%	232	10,147	6.02%	153
Total interest-earning assets/interest income	$540,478	4.80%	6,473	$520,775	4.86%	6,411	$503,566	4.90%	6,158
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$359,273	1.96%	1,735	$344,701	2.14%	1,864	$328,281	2.23%	1,808
Borrowed funds	62,874	4.76%	748	60,315	5.18%	785	64,505	5.25%	846
Total interest-bearing liabilities/interest expense	$422,147	2.37%	2,483	$405,016	2.59%	2,649	$392,786	2.72%	2,654
Interest rate spread		2.43%			2.27%			2.18%
Impact of noninterest-bearing sources		0.52			0.57			0.60
Net interest margin/income (non-GAAP)		2.95%	3,990		2.84%	3,762		2.78%	3,504
Taxable-equivalent adjustments			(29)			(31)			(28)
Net interest income (GAAP)			$3,961			$3,731			$3,476
(a)Interest income is calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. For more information, see Table 36 Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP).
The PNC Financial Services Group, Inc. – Form 10-Q 5

(b)Interest income from Interest-earning deposits with banks primarily includes interest earned on our balances held with the FRB and is reported as Other interest income on our Consolidated Income Statement.
Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid and noninterest-bearing sources of funding. See Table 35 Average Consolidated Balance Sheet and Net Interest Analysis for additional information.

Net interest income increased $230 million, or 6%, for the first quarter of 2026 compared to the fourth quarter of 2025, reflecting the benefit of FirstBank, lower funding costs and commercial loan growth. Net interest income increased $485 million, or 14%, for the first three months of 2026 compared to the same period in 2025 and reflected the benefit of FirstBank, loan growth and lower funding costs. Net interest margin increased 11 basis points compared to the fourth quarter of 2025, reflecting an 18 basis point decline in the rate paid on interest-bearing deposits. Compared to the first three months of 2025, net interest margin increased 17 basis points and included the continued benefit of fixed rate asset repricing.

Average investment securities increased $2.3 billion, or 2%, compared to both the fourth and first quarters of 2025. In both comparisons, the increase primarily reflected higher residential mortgage-backed securities, partially offset by a decline in U.S. Treasury securities. Average investment securities represented 27% of average interest-earning assets for both the first quarter of 2026 and the fourth quarter of 2025, compared to 28% for the first three months of 2025.

Average loans increased $23.0 billion, or 7%, compared to the fourth quarter of 2025, and $34.3 billion, or 11%, compared to the first three months of 2025. In both comparisons, the increase is primarily due to growth in commercial and industrial loans, driven by strong new production and increased utilization, as well as the addition of FirstBank loans. Average loans represented 65% of average interest-earning assets for the first quarter of 2026, compared to 63% for both the fourth and first quarters of 2025.

Average interest-earning deposits with banks increased $0.6 billion, or 2%, compared to the fourth quarter of 2025 and decreased $2.0 billion, or 6%, compared to the first quarter of 2025. The decrease compared to the first three months of 2025 reflected higher loans and securities balances and lower borrowed funds, partially offset by increased deposits.

Average interest-bearing deposits increased $14.6 billion, or 4%, compared to the fourth quarter of 2025, and $31.0 billion, or 9%, compared to the first quarter of 2025. Both comparisons reflected the addition of FirstBank deposits, partially offset by lower brokered time deposits. In total, average interest-bearing deposits represented 85% of average interest-bearing liabilities for both the first quarter of 2026 and the fourth quarter of 2025, compared to 84% for the first three months of 2025.

Average borrowed funds increased $2.6 billion, or 4%, compared to the fourth quarter of 2025, and reflected an increase in FHLB advances. Average borrowed funds decreased $1.6 billion, or 3%, compared to the first three months of 2025, primarily due to lower FHLB advances, partially offset by higher senior debt outstanding.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Three months ended
	March 31	December 31	Change		March 31	March 31	Change
Dollars in millions	2026	2025	$	%	2026	2025	$	%
Noninterest income
Asset management and brokerage	$420	$411	$9	2%	$420	$391	$29	7%
Capital markets and advisory	463	489	(26)	(5)%	463	306	157	51%
Card and cash management	738	733	5	1%	738	692	46	7%
Lending and deposit services	340	342	(2)	(1)%	340	316	24	8%
Residential and commercial mortgage	118	148	(30)	(20)%	118	134	(16)	(12)%
Other income	125	217	(92)	(42)%	125	137	(12)	(9)%
Total noninterest income	$2,204	$2,340	$(136)	(6)%	$2,204	$1,976	$228	12%

Noninterest income as a percentage of total revenue was 36% for the first quarter of 2026 compared to 39% for the fourth quarter of 2025 and 36% for the first three months of 2025.

Asset management and brokerage fees increased compared to the fourth and first quarters of 2025. In both comparisons, the increase was a result of higher average equity markets and increased client activity. PNC’s discretionary client assets under management of $230 billion at March 31, 2026 decreased $4.0 billion compared to $234 billion at December 31, 2025, driven by decreases in spot

6    The PNC Financial Services Group, Inc. – Form 10-Q

equity markets. PNC’s discretionary client assets under management at March 31, 2026 increased $20.0 billion from $210 billion at March 31, 2025 and included the impact from higher spot equity markets and positive net flows.

Capital markets and advisory fees decreased compared to the fourth quarter of 2025 as both higher underwriting and trading revenue were more than offset by lower merger and acquisition advisory fees. The increase compared to the first quarter of 2025 was primarily due to higher merger and acquisition advisory activity and increased trading revenue.

Card and cash management revenue increased compared to the fourth and first quarters of 2025 and included higher treasury management product revenue.

Lending and deposit services decreased compared to the fourth quarter of 2025 and included seasonally lower customer activity and the addition of FirstBank. Compared to the first three months of 2025, the increase reflected the addition of FirstBank customer activity.

Residential and commercial mortgage decreased compared to the fourth quarter of 2025 due to a $31 million decline in mortgage servicing rights valuation, net of economic hedge, driven by rate volatility. The decrease compared to the first three months of 2025 was primarily due to lower commercial mortgage revenue.

Other noninterest income decreased compared to both the fourth and first quarters of 2025. The decrease in both comparisons reflected lower private equity revenue, partially offset by net securities gains and lower negative Visa derivative adjustments. Visa derivative adjustments for the first quarter of 2026 were negative $32 million compared to negative $41 million in the fourth quarter of 2025 and negative $40 million for the first quarter of 2025.

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Three months ended
	March 31	December 31	Change		March 31	March 31	Change
Dollars in millions	2026	2025	$	%	2026	2025	$	%
Noninterest expense
Personnel	$2,106	$2,033	$73	4%	$2,106	$1,890	$216	11%
Occupancy	262	247	15	6%	262	245	17	7%
Equipment	415	412	3	1%	415	384	31	8%
Marketing	87	101	(14)	(14)%	87	85	2	2%
Other	898	810	88	11%	898	783	115	15%
Total noninterest expense	$3,768	$3,603	$165	5%	$3,768	$3,387	$381	11%

Noninterest expense increased compared to the fourth and first quarters of 2025. In both comparisons, the increase included FirstBank operating and integration expenses. In comparison to the fourth quarter of 2025, the increase was partially offset by seasonally lower marketing spend. Compared to the first quarter of 2025, the increase was also driven by higher personnel costs as a result of increased business activity and higher equipment expenses reflecting continued investments in technology.

Effective Income Tax Rate

The effective income tax rate was 19.0% for the first quarter of 2026 compared to 12.7% for the fourth quarter of 2025 and 18.8% for the first three months of 2025. The fourth quarter of 2025 included the favorable resolution of several tax matters.

Provision For Credit Losses
Table 6: Provision for Credit Losses

	Three months ended			Three months ended
	March 31	December 31	Change	March 31	March 31	Change
Dollars in millions	2026	2025	$	2026	2025	$
Provision for (recapture of) credit losses
Loans and leases	$188	$93	$95	$188	$260	$(72)
Unfunded lending related commitments	14	43	(29)	14	(46)	60
Investment securities	—	—	—	—	3	(3)
Other financial assets	8	3	5	8	2	6
Total provision for credit losses	$210	$139	$71	$210	$219	$(9)

The PNC Financial Services Group, Inc. – Form 10-Q 7

Provision for credit losses of $210 million in the first quarter of 2026 reflected portfolio activity, including loan growth and the addition of FirstBank, as well as updates to macroeconomic factors.
CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 1 of this Report.
Table 7: Summarized Balance Sheet Data

	March 31	December 31	Change
Dollars in millions	2026	2025	$	%
Assets
Interest-earning deposits with banks	$26,053	$32,936	$(6,883)	(21)%
Loans held for sale	1,332	1,939	(607)	(31)%
Investment securities	143,112	138,240	4,872	4%
Loans	360,923	331,481	29,442	9%
Allowance for loan and lease losses	(4,663)	(4,410)	(253)	(6)%
Mortgage servicing rights	3,816	3,659	157	4%
Goodwill	13,282	10,959	2,323	21%
Other	59,173	58,768	405	1%
Total assets	$603,028	$573,572	$29,456	5%
Liabilities
Deposits	$457,648	$440,866	$16,782	4%
Borrowed funds	66,666	57,101	9,565	17%
Allowance for unfunded lending related commitments	832	818	14	2%
Other	14,206	14,151	55	—%
Total liabilities	539,352	512,936	26,416	5%
Equity
Total shareholders’ equity	63,627	60,585	3,042	5%
Noncontrolling interests	49	51	(2)	(4)%
Total equity	63,676	60,636	3,040	5%
Total liabilities and equity	$603,028	$573,572	$29,456	5%

Our balance sheet was well positioned at March 31, 2026. In comparison to December 31, 2025:
•Total assets increased primarily due to higher loans and higher securities balances, including the impact of the FirstBank acquisition, partially offset by lower balances held with the FRB.
•Total liabilities increased reflecting higher deposits driven by the acquisition of FirstBank and higher borrowed funds.
•Total equity increased primarily due to stock issuances related to the FirstBank acquisition and net income, partially offset by dividends paid, common share repurchases and lower AOCI.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our ACL related to loans is included in the Credit Risk Management section and Critical Accounting Estimates and Judgments section of this Financial Review and in Note 4 Loans and Related Allowance for Credit Losses. Additional discussion of our ACL is included in Note 1 Accounting Polices of our 2025 Form 10-K. For additional information on the ACL for PSLs, see Note 1 Accounting Policies. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section and the Recent Regulatory Developments section in this Financial Review. Additional information can be found in the Supervision and Regulation section and Note 19 Regulatory Matters of our 2025 Form 10-K.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Loans
Effective January 1, 2026, PNC updated its defined loan classes (classes of financing receivables) as follows: (i) equipment lease financing loans were reclassified to the commercial and industrial loan class based on similarities in the manner in which credit risk is monitored and assessed within these portfolios, as well as materiality considerations, and (ii) education loans were reclassified to the other consumer loan class based on materiality considerations. All impacted disclosures have been updated accordingly, and prior periods have been adjusted to conform with the current presentation.
Table 8: Loans

	March 31	December 31	Change
Dollars in millions	2026	2025	$	%
Commercial
Commercial and industrial	$221,190	$202,898	$18,292	9%
Commercial real estate	34,770	29,565	5,205	18%
Total commercial	255,960	232,463	23,497	10%
Consumer
Residential real estate	49,567	43,760	5,807	13%
Home equity	26,223	25,941	282	1%
Automobile	16,325	16,591	(266)	(2)%
Credit card	7,069	7,014	55	1%
Other consumer	5,779	5,712	67	1%
Total consumer	104,963	99,018	5,945	6%
Total loans	$360,923	$331,481	$29,442	9%

Commercial loans increased due to growth in the commercial and industrial portfolio, reflecting new production and higher utilization of loan commitments as well as the addition of FirstBank loans.

Consumer loans increased driven by the benefit of acquired FirstBank residential mortgage loans.

For additional information regarding our loan portfolio see the Credit Risk Management portion of the Risk Management section in this Financial Review and Note 4 Loans and Related Allowance for Credit Losses.

Investment Securities

Investment securities of $143.1 billion at March 31, 2026 increased $4.9 billion, or 4%, compared to December 31, 2025, primarily due to the acquisition of FirstBank investment securities and net purchase activity in both the available-for-sale and held-to-maturity portfolios.

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

Table 9: Investment Securities (a)

	March 31, 2026		December 31, 2025
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$45,645	$45,037	$50,559	$50,141
Agency residential mortgage-backed	82,070	77,978	75,028	71,386
Non-agency residential mortgage-backed	649	740	664	759
Agency commercial mortgage-backed	7,810	7,746	4,486	4,472
Non-agency commercial mortgage-backed (c)	452	451	584	582
Asset-backed (d)	3,636	3,687	4,087	4,177
Other (e)	4,928	4,901	4,594	4,597
Total investment securities (f)	$145,190	$140,540	$140,002	$136,114
(a)Of our total securities portfolio, 97% were rated AAA/AA at both March 31, 2026 and December 31, 2025.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $66 million at both March 31, 2026 and December 31, 2025, primarily related to non-agency commercial mortgage-backed securities.
(c)Collateralized primarily by multifamily housing, office buildings, retail properties, lodging properties and industrial properties.
(d)Collateralized primarily by consumer credit products, corporate debt and government guaranteed education loans.
(e)Includes state and municipal securities and corporate bonds.
The PNC Financial Services Group, Inc. – Form 10-Q 9

(f)Includes available-for-sale and held-to-maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

Table 9 presents our investment securities portfolio by amortized cost and fair value. The difference between fair value and amortized cost at March 31, 2026 primarily reflected the impact of interest rate changes on the valuation of fixed-rate securities. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 3 Investment Securities for additional details regarding the allowance for investment securities.
The duration of investment securities was 3.6 years and 3.5 years at March 31, 2026 and December 31, 2025, respectively. We estimate that at March 31, 2026 the effective duration of investment securities was 3.6 years for an immediate 50 basis points parallel increase in interest rates and 3.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2025 for the effective duration of investment securities were 3.5 years and 3.4 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.2 years at both March 31, 2026 and December 31, 2025.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

March 31, 2026	Years
Agency residential mortgage-backed	6.5
Non-agency residential mortgage-backed	9.8
Agency commercial mortgage-backed	4.2
Non-agency commercial mortgage-backed	0.6
Asset-backed	2.0

Additional information regarding our investment securities portfolio is included in Note 3 Investment Securities and Note 12 Fair Value.

Funding Sources

Table 11: Details of Funding Sources

	March 31	December 31	Change
Dollars in millions	2026	2025	$	%
Deposits
Noninterest-bearing	$99,297	$91,748	$7,549	8%
Interest-bearing
Money market	82,454	79,334	3,120	4%
Demand	139,132	137,469	1,663	1%
Savings	102,821	98,312	4,509	5%
Time deposits	33,944	34,003	(59)	—%
Total interest-bearing deposits	358,351	349,118	9,233	3%
Total deposits	457,648	440,866	16,782	4%
Borrowed funds
Federal Home Loan Bank advances	21,417	13,000	8,417	65%
Senior debt	38,021	38,642	(621)	(2)%
Subordinated debt	4,502	3,016	1,486	49%
Other	2,726	2,443	283	12%
Total borrowed funds	66,666	57,101	9,565	17%
Total funding sources	$524,314	$497,967	$26,347	5%

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2025, our funding source composition included higher deposit balances and borrowed funds outstanding. Funding costs decreased compared to the fourth quarter of 2025 as growth in funding sources was more than offset by the impact of lower funding rates.

Total deposits increased compared to December 31, 2025 driven by higher interest-bearing and noninterest-bearing deposits, primarily due to the addition of FirstBank deposits. The increase in interest-bearing deposits was partially offset by a decline in brokered time deposits. Our total brokered deposit balance was $1.9 billion at March 31, 2026 compared to $5.1 billion at December 31, 2025, and was significantly below both our internal and regulatory guidelines and limits.

Borrowed funds increased primarily due to higher FHLB advances.

10    The PNC Financial Services Group, Inc. – Form 10-Q

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, capital considerations, and funding needs, which are primarily driven by changes in loan, deposit and investment securities balances. While our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses, we also manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Liquidity and Capital Management portion of the Risk Management section and the Recent Regulatory Developments section in this Financial Review and the Supervision and Regulation section and Note 19 Regulatory Matters of our 2025 Form 10-K for additional information regarding our liquidity and capital activities. See Note 8 Borrowed Funds in this Report and Note 9 Borrowed Funds in our 2025 Form 10-K for additional information related to our borrowings. See the Average Consolidated Balance Sheet and Net Interest Analysis section of this Financial Review for additional information on volume and related funding cost changes.
Shareholders’ Equity
Total shareholders’ equity of $63.6 billion at March 31, 2026 increased $3.0 billion, or 5%, compared to December 31, 2025, due to stock issuances related to the FirstBank acquisition of $3.0 billion and net income of $1.8 billion, partially offset by dividends paid of $0.8 billion, common share repurchases of $0.7 billion and a decline in AOCI of $0.4 billion.
BUSINESS SEGMENTS REVIEW
We have three reportable business segments: Retail Banking, Corporate & Institutional Banking and the Asset Management Group. Our reportable business segments are defined by the nature of products and services, types of customers, methods used to distribute products or provide services and similar financial performance.

Total business segment financial results differ from our consolidated reporting due to the remaining corporate operations, or other activities, that do not meet the criteria for disclosure as a separate reportable business. These other activities include residual activities such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from FTP operations. See Table 86 in Note 15 Segment Reporting for additional information.

Certain amounts included in this Business Segments Review differ from those amounts shown in Note 15, primarily due to the presentation in this Financial Review of business net interest income on a taxable-equivalent basis.

See Note 15 Segment Reporting for additional information on our business segments, including a description of each business.
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

Table 12: Retail Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2026	2025	$	%
Income Statement
Net interest income (a)(b)	$3,198	$2,836	$362	13%
Noninterest income	770	706	64	9%
Total revenue (a)(b)	3,968	3,542	426	12%
Provision for credit losses	124	168	(44)	(26)%
Noninterest expense (c)
Personnel	571	538	33	6%
Segment allocations (d)	1,088	967	121	13%
Depreciation and amortization	132	86	46	53%
Other (e)	324	311	13	4%
Total noninterest expense	2,115	1,902	213	11%
Pre-tax earnings (a)(b)	1,729	1,472	257	17%
Income taxes (a)(b)	402	342	60	18%
Noncontrolling interests	7	9	(2)	(22)%
Earnings (a)(b)	$1,320	$1,121	$199	18%
Average Balance Sheet
Loans held for sale	$562	$860	$(298)	(35)%
Loans (a)
Consumer
Residential real estate	$38,939	$35,197	$3,742	11%
Home equity	24,913	24,549	364	1%
Automobile	16,499	15,240	1,259	8%
Credit card	6,912	6,568	344	5%
Other consumer	3,257	3,391	(134)	(4)%
Total consumer	90,520	84,945	5,575	7%
Commercial	20,423	12,841	7,582	59%
Total loans	$110,943	$97,786	$13,157	13%
Total assets (a)	$130,616	$115,176	$15,440	13%
Deposits (a)
Noninterest-bearing	$58,714	$51,307	$7,407	14%
Interest-bearing (b)	209,519	189,563	19,956	11%
Total deposits	$268,233	$240,870	$27,363	11%
Performance Ratios (a)(b)
Return on average assets	4.10%	3.95%
Noninterest income to total revenue	19%	20%
Efficiency	53%	54%
Supplemental Noninterest Income Information
Asset management and brokerage	$161	$152	$9	6%
Card and cash management	$322	$296	$26	9%
Lending and deposit services	$200	$184	$16	9%
Residential and commercial mortgage	$63	$65	$(2)	(3)%

12    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

At or for three months ended March 31			Change
Dollars in millions, except as noted	2026	2025	$	%
Residential Mortgage Information
Residential mortgage servicing statistics (f)
Serviced portfolio balance (in billions) (g)	$212	$193	$19	10%
MSR asset value (g)	$2,786	$2,523	$263	10%
Servicing income:
Servicing fees, net (h)	$68	$71	$(3)	(4)%
Mortgage servicing rights valuation, net of economic hedge	$(27)	$(4)	$(23)	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$1.5	$1.0	$0.5	50%
Loan sale margin percentage	2.25%	0.58%
Other Information
Credit-related statistics
Nonperforming assets (g)	$932	$804	$128	16%
Net charge-offs - loans and leases	$118	$144	$(26)	(18)%
Other statistics
Branches (g)(i)	2,315	2,217	98	4%
Brokerage account client assets (in billions) (g)(j)	$91	$84	$7	8%
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
(g)As of March 31.
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

Retail Banking earnings for the first three months of 2026 increased $199 million compared to the same period in 2025 driven by higher revenue as well as a lower provision for credit losses, partially offset by higher noninterest expense.

Net interest income increased in the comparison due to the benefit of FirstBank.

Noninterest income increased in the comparison and included the addition of FirstBank customers and growth in client activity.

Provision for credit losses reflected portfolio activity, including the addition of FirstBank.

Noninterest expense increased in the comparison primarily due to FirstBank operating expenses and technology investments.

Retail Banking average total loans increased in the first three months of 2026 compared to the same period in 2025. Average consumer loans increased primarily due to residential real estate loans acquired from FirstBank. The increase in average commercial loans was attributable to acquired FirstBank loans.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first three months of 2026, average total deposits increased compared to the same period in 2025, primarily attributable to acquired FirstBank deposits.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. As part of our strategic focus on growing customers and meeting their financial needs, we operate and continue to optimize a coast-to-coast network of retail branches and ATMs, which are complemented by PNC’s suite of digital capabilities. In 2025, PNC announced that it would increase its total branch investment to approximately $2.0 billion by 2030, opening more than 300 new branches and reaffirmed plans to complete the renovation of the entire branch network by 2029. The additional
The PNC Financial Services Group, Inc. – Form 10-Q 13

branch investments will be focused in Nashville, Chicago, Sarasota, and Winston-Salem. This was an increase from the previously announced 2024 investment of $1.5 billion to open more than 200 new branches in the strategic growth markets of Atlanta, Austin, Charlotte, Dallas, Denver, Houston, Miami, Orlando, Phoenix, Raleigh, San Antonio, and Tampa.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2026	2025	$	%
Income Statement
Net interest income	$1,838	$1,652	$186	11%
Noninterest income	1,144	978	166	17%
Total revenue	2,982	2,630	352	13%
Provision for credit losses	77	49	28	57%
Noninterest expense
Personnel	460	376	84	22%
Segment allocations (a)	424	383	41	11%
Depreciation and amortization	46	51	(5)	(10)%
Other (b)	146	146	—	—%
Total noninterest expense	1,076	956	120	13%
Pre-tax earnings	1,829	1,625	204	13%
Income taxes	424	377	47	12%
Noncontrolling interests	5	4	1	25%
Earnings	$1,400	$1,244	$156	13%
Average Balance Sheet
Loans held for sale	$665	$255	$410	161%
Loans
Commercial
Commercial and industrial	$194,711	$170,071	$24,640	14%
Commercial real estate	28,802	32,151	(3,349)	(10)%
Total commercial	$223,513	$202,222	$21,291	11%
Consumer	3	3	—	—%
Total loans	$223,516	$202,225	$21,291	11%
Total assets	$249,789	$227,069	$22,720	10%
Deposits
Noninterest-bearing	$38,959	$39,501	$(542)	(1)%
Interest-bearing	122,219	108,503	13,716	13%
Total deposits	$161,178	$148,004	$13,174	9%
Performance Ratios
Return on average assets	2.27%	2.22%
Noninterest income to total revenue	38%	37%
Efficiency	36%	36%

14    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2026	2025	$	%
Other Information
Consolidated revenue from: (c)
Treasury Management (d)	$1,169	$1,049	$120	11%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (e)	$14	$26	$(12)	(46)%
Commercial mortgage loan servicing income (f)	108	94	14	15%
Commercial mortgage servicing rights valuation, net of economic hedge	28	39	(11)	(28)%
Total	$150	$159	$(9)	(6)%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (g) (h)	$296	$294	$2	1%
MSR asset value (g)	$1,029	$1,041	$(12)	(1)%
Average loans by C&IB business
Corporate Banking	$137,550	$117,659	$19,891	17%
Real Estate	41,074	43,283	(2,209)	(5)%
Business Credit	33,944	30,044	3,900	13%
Commercial Banking	7,113	7,343	(230)	(3)%
Other	3,835	3,896	(61)	(2)%
Total average loans	$223,516	$202,225	$21,291	11%
Credit-related statistics
Nonperforming assets (g)	$1,309	$1,372	$(63)	(5)%
Net charge-offs - loans and leases	$92	$64	$28	44%
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

Corporate & Institutional Banking earnings in the first three months of 2026 increased $156 million compared to the same period in 2025 driven by higher revenue, partially offset by higher noninterest expense and a higher provision for credit losses.

Net interest income increased in the comparison primarily due to higher average loan and deposit balances as well as wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income increased in the comparison primarily due to broad-based growth across the capital markets and advisory businesses and higher treasury management product revenue.

Provision for credit losses for the first three months of 2026 reflected portfolio activity, including loan growth, and updates to macroeconomic factors.

Noninterest expense increased in the comparison reflecting higher variable compensation associated with increased business activity.

Average loans increased compared to the three months ended March 31, 2025:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business increased reflecting new production and higher average utilization of loan commitments.
•Real Estate provides banking, financing, servicing and technology solutions for commercial real estate clients across the country. Average loans for this business declined reflecting lower average utilization of loan commitments and paydowns outpacing new production.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is mainly secured by business assets. Average loans for this business increased reflecting new production and a higher average utilization of loan commitments.
The PNC Financial Services Group, Inc. – Form 10-Q 15

•Commercial Banking provides lending, treasury management and capital markets products and services to smaller corporations and businesses. Average loans for this business declined driven by lower average utilization of loan commitments and paydowns outpacing new production.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased compared to the three months ended March 31, 2025, due to growth in interest-bearing deposits. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first three months of 2025, treasury management revenue increased due to growth in average deposit balances, higher product revenue and wider interest rate spreads on the value of deposits.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities decreased in the comparison primarily due to lower revenue from commercial mortgage loans held for sale and a lower benefit from commercial mortgage servicing rights valuation, net of hedge, partially offset by higher commercial mortgage loan servicing income.

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The increase in capital markets and advisory fees in the comparison was broad-based across products and services.

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

Table 14: Asset Management Group Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2026	2025	$	%
Income Statement
Net interest income (a)	$189	$174	$15	9%
Noninterest income	262	243	19	8%
Total revenue (a)	451	417	34	8%
Provision for credit losses	5	1	4	*
Noninterest expense
Personnel	125	121	4	3%
Segment allocations (b)	127	117	10	9%
Depreciation and amortization	10	8	2	25%
Other (c)	30	33	(3)	(9)%
Total noninterest expense	292	279	13	5%
Pre-tax earnings (a)	154	137	17	12%
Income taxes (a)	36	32	4	13%
Earnings (a)	$118	$105	$13	12%
Average Balance Sheet
Loans (a)
Consumer
Residential real estate	$9,826	$9,907	$(81)	(1)%
Other consumer	3,735	3,472	263	8%
Total consumer	13,561	13,379	182	1%
Commercial	835	657	178	27%
Total loans	$14,396	$14,036	$360	3%
Total assets (a)	$14,804	$14,482	$322	2%
Deposits (a)
Noninterest-bearing	$1,411	$1,540	$(129)	(8)%
Interest-bearing	26,310	26,106	204	1%
Total deposits	$27,721	$27,646	$75	—%
Performance Ratios (a)
Return on average assets	3.23%	2.94%
Noninterest income to total revenue	58%	58%
Efficiency	65%	67%
Other Information
Nonperforming assets (d)	$45	$36	$9	25%
Net charge-offs - loans and leases	$—	$—	$—	*
Client Assets Under Administration (in billions) (d)(e)
Discretionary client assets under management
PNC Private Bank	$136	$127	$9	7%
Institutional Asset Management	94	83	11	13%
Total discretionary client assets under management	230	210	20	10%
Nondiscretionary client assets under administration	233	201	32	16%
Total	$463	$411	$52	13%
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
(d)As of March 31.
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

Asset Management Group earnings in the first three months of 2026 increased $13 million compared to the same period in 2025, driven by higher revenue, partially offset by higher noninterest expense and a higher provision for credit losses.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits.

Noninterest income increased in the comparison reflecting higher average equity markets.

Noninterest expense increased in the comparison due to continued investments to support business growth and higher variable compensation associated with increased business activity.

Average total loans increased in the comparison and included growth in securities-based lending and higher commercial loan balances.

Average deposits were stable in the comparison.

Discretionary client assets under management increased in the comparison driven by higher spot equity markets and positive net flows.

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2025 Form 10-K describes our enterprise risk management framework, including risk culture, enterprise strategy, risk governance and oversight framework, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting. Additionally, our 2025 Form 10-K provides an analysis of the firm’s Capital Management and our key areas of risk, which include, but are not limited to, Credit, Market, Liquidity and Operational (including Compliance and Information Security).

18    The PNC Financial Services Group, Inc. – Form 10-Q

Credit Risk Management
Credit risk, including our credit risk management processes, is described in further detail in the Credit Risk Management section of our 2025 Form 10-K. The following provides additional information around our loan portfolio, which is our most significant concentration of credit risk.

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

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 61% and 59% of our total loan portfolio at March 31, 2026 and December 31, 2025, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

The PNC Financial Services Group, Inc. – Form 10-Q 19

Table 16: Commercial and Industrial Loans by Industry

	March 31, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Financial services	$42,224	19%	$37,592	19%
Manufacturing	34,977	16	30,623	15
Service providers	27,303	12	25,552	13
Wholesale trade	21,146	10	19,843	10
Real estate related (a)	17,138	8	15,275	8
Technology, media and telecommunications	13,613	6	12,324	6
Retail trade	12,973	6	12,073	6
Transportation and warehousing	9,872	4	9,258	5
Health care	9,526	4	9,135	5
Rental and leasing	9,281	4	9,074	4
Other industries	23,137	11	22,149	9
Total commercial and industrial loans	$221,190	100%	$202,898	100%
(a)    Represents loans to customers in the real estate and construction industries.

Owner-occupied commercial real estate loans totaled $10.3 billion and $9.0 billion at March 31, 2026 and December 31, 2025, respectively. These loans are categorized as commercial and industrial loans as the credit decisioning for servicing these loans is based on the financial conditions of the owner, not the ability of the collateral to generate income. Owner-occupied commercial real estate loans are well-diversified across industries.

Commercial Real Estate
Commercial real estate loans of $34.8 billion as of March 31, 2026 comprised $21.9 billion related to commercial mortgages on income-producing properties, $8.3 billion of intermediate-term financing loans and $4.6 billion of real estate construction project loans. At December 31, 2025, comparable amounts were $29.6 billion, $17.4 billion, $8.2 billion and $4.0 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income, which serves as the primary source for the repayment of the loan. However, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.
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

20    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	March 31, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,112	15%	$5,248	18%
Colorado	4,774	14	746	3
Florida	3,599	10	3,668	12
Texas	2,912	8	2,950	10
Arizona	2,402	7	1,142	4
Virginia	1,392	4	1,393	5
Ohio	1,185	3	1,233	4
Illinois	1,150	3	1,186	4
Nevada	1,147	3	1,203	4
New Jersey	1,122	3	944	3
Other	9,975	30	9,852	33
Total commercial real estate loans	$34,770	100%	$29,565	100%
Property Type (a)
Multifamily	$16,566	48%	$14,655	50%
Office	5,517	16	5,053	17
Industrial/warehouse	4,723	14	4,059	14
Retail	3,103	9	1,891	6
Hotel/motel	1,698	5	1,409	5
Seniors housing	1,311	4	1,340	5
Other	1,852	4	1,158	3
Total commercial real estate loans	$34,770	100%	$29,565	100%
(a)    Presented in descending order based on loan balances at March 31, 2026.

Commercial Real Estate: Office Portfolio
Real estate performance related to the office sector continues to be an area of focus. At March 31, 2026, our outstanding loan balances in the office portfolio totaled $5.5 billion, or 1.5% of total loans, while additional unfunded loan commitments totaled $0.4 billion. Within this population, criticized loans totaled 30.1% and nonperforming loans totaled 8.8%. We have established reserves of 8.9% against office loans, which we believe reflect the expected credit losses in this portfolio. Our office portfolio remains geographically diversified.

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

The PNC Financial Services Group, Inc. – Form 10-Q 21

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	March 31, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$18,368	37%	$18,726	43%
Colorado	7,094	14	1,069	2
Texas	3,445	7	3,486	8
Washington	3,015	6	3,183	7
Florida	2,986	6	3,025	7
New Jersey	1,749	4	1,773	4
Arizona	1,725	3	1,247	3
New York	1,406	3	1,411	3
Pennsylvania	1,140	2	1,159	3
North Carolina	932	2	930	2
Other	7,707	16	7,751	18
Total residential real estate loans	$49,567	100%	$43,760	100%
	March 31, 2026		December 31, 2025
Weighted-average loan origination statistics (b)
Loan origination FICO score		773		773
LTV of loan originations		72%		72%
(a)Presented in descending order based on loan balances at March 31, 2026.
(b)Weighted-averages calculated for the twelve months ended March 31, 2026 and December 31, 2025, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $45.3 billion at March 31, 2026, with 39% located in California. Comparable amounts at December 31, 2025 were $39.5 billion and 46%, respectively.

Home Equity
Home equity loans of $26.2 billion as of March 31, 2026 were comprised of $22.4 billion of home equity lines of credit and $3.8 billion of closed-end home equity installment loans. At December 31, 2025, comparable amounts were $25.9 billion, $22.1 billion and $3.8 billion, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

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

22    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	March 31, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,253	16%	$4,330	17%
New Jersey	3,109	12	3,136	12
Florida	2,223	8	2,239	9
Ohio	2,080	8	2,106	8
California	1,798	7	1,794	7
Texas	1,428	5	1,407	5
Maryland	1,186	5	1,202	5
Michigan	1,111	4	1,132	4
Illinois	1,009	4	1,025	4
North Carolina	1,000	4	1,006	4
Other	7,026	27	6,564	25
Total home equity loans	$26,223	100%	$25,941	100%
Lien type
1st lien		45%		46%
2nd lien		55		54
Total		100%		100%
	March 31, 2026		December 31, 2025
Weighted-average loan origination statistics (b)
Loan origination FICO score		778		777
LTV of loan originations		61%		61%
(a)Presented in descending order based on loan balances at March 31, 2026.
(b)Weighted-averages calculated for the twelve months ended March 31, 2026 and December 31, 2025, respectively.

Automobile
At March 31, 2026, total auto loans of $16.3 billion were comprised of $15.4 billion in the indirect auto portfolio and $0.9 billion in the direct auto portfolio. At December 31, 2025, comparable amounts were $16.6 billion, $15.6 billion and $1.0 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers. This business is strategically aligned with our core retail banking business. For the total auto loan portfolio, weighted-average loan origination FICO score, calculated using the auto enhanced FICO scale, was 800 and the weighted-average term of loan originations was 72 months for the twelve months ended March 31, 2026. Comparable amounts for the twelve months ended December 31, 2025 were 799 and 71 months, respectively.

We offer both new and used auto financing to customers through our various channels. The portfolio balance was composed of 43% new vehicle loans and 57% used vehicle loans at both March 31, 2026 and December 31, 2025.

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

Nonperforming Assets and Loan Delinquencies
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO, foreclosed and other assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent full collection of contractual principal and interest is not probable. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. See Note 1 Accounting Policies in our 2025 Form 10-K for details on our nonaccrual policies.

The PNC Financial Services Group, Inc. – Form 10-Q 23

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type

	March 31, 2026	December 31, 2025	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,380	$1,358	$22	2%
Consumer (a)	863	860	3	—%
Total nonperforming loans	2,243	2,218	25	1%
OREO, foreclosed and other assets	139	143	(4)	(3)%
Total nonperforming assets	$2,382	$2,361	$21	1%
Nonperforming loans to total loans	0.62%	0.67%
Nonperforming assets to total loans, OREO, foreclosed assets and other assets	0.66%	0.71%
Nonperforming assets to total assets	0.40%	0.41%
Allowance for loan and lease losses to nonperforming loans	208%	199%
Allowance for credit losses to nonperforming loans (b)	245%	236%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the three months ended March 31, 2026 and 2025:

Table 21: Change in Nonperforming Assets

In millions	2026	2025
January 1	$2,361	$2,357
New nonperforming assets	539	477
Charge-offs and valuation adjustments	(152)	(135)
Principal activity, including paydowns and payoffs	(343)	(156)
Asset sales and transfers to loans held for sale	(9)	(77)
Returned to performing status	(95)	(142)
Acquired nonperforming assets	81	—
March 31	$2,382	$2,324

As of March 31, 2026, approximately 96% of total nonperforming loans were secured by collateral.

Loan Delinquencies
We regularly monitor the level of loan delinquencies and believe these levels are a key indicator of credit quality in our loan portfolio. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due are considered delinquent. Loan delinquencies include government insured or guaranteed loans, and loans accounted for under the fair value option. Amounts exclude loans held for sale.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents a summary of accruing loans past due by delinquency status:
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	March 31, 2026 (b)	December 31, 2025	Change		March 31, 2026	December 31, 2025
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$863	$660	$203	31%	0.24%	0.20%
Accruing loans past due 60 to 89 days	273	403	(130)	(32)%	0.08%	0.12%
Total early stage loan delinquencies	1,136	1,063	73	7%	0.31%	0.32%
Late stage loan delinquencies
Accruing loans past due 90 days or more	422	380	42	11%	0.12%	0.11%
Total accruing loans past due	$1,558	$1,443	$115	8%	0.43%	0.44%
(a)Past due loan amounts include government insured or guaranteed loans of $0.3 billion at both March 31, 2026 and December 31, 2025.
(b)Amounts as of March 31, 2026 include $163 million of total delinquencies attributable to FirstBank.

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

See Note 4 Loans and Related Allowance for Credit Losses for additional information on loan modifications to borrowers experiencing financial difficulty.

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

See Note 1 Accounting Policies and the Credit Risk Management section in our 2025 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of March 31, 2026.
The PNC Financial Services Group, Inc. – Form 10-Q 25

The following table summarizes our ACL related to loans.

Table 23: Allowance for Credit Losses by Loan Class (a)

	March 31, 2026			December 31, 2025
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$2,149	$221,190	0.97%	$2,032	$202,898	1.00%
Commercial real estate	1,120	34,770	3.22%	1,057	29,565	3.58%
Total commercial	3,269	255,960	1.28%	3,089	232,463	1.33%
Consumer
Residential real estate	92	49,567	0.19%	44	43,760	0.10%
Home equity	275	26,223	1.05%	271	25,941	1.04%
Automobile	163	16,325	1.00%	158	16,591	0.95%
Credit card	647	7,069	9.15%	632	7,014	9.01%
Other consumer	217	5,779	3.75%	216	5,712	3.78%
Total consumer	1,394	104,963	1.33%	1,321	99,018	1.33%
Total	4,663	$360,923	1.29%	4,410	$331,481	1.33%
Allowance for unfunded lending related commitments	832			818
Allowance for credit losses	$5,495			$5,228
Allowance for credit losses to total loans			1.52%			1.58%
Commercial			1.55%			1.62%
Consumer			1.46%			1.47%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $103 million and $99 million at March 31, 2026 and December 31, 2025, respectively.

26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries.
Table 24: Loan Charge-Offs and Recoveries

Three months ended March 31	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2026
Commercial
Commercial and industrial	$129	$33	$96	0.18%
Commercial real estate	19	5	14	0.17%
Acquired loans (a)	10	—	10	—%
Total commercial	158	38	120	0.18%
Consumer
Residential real estate	1	2	(1)	(0.01)%
Home equity	10	8	2	0.03%
Automobile	31	20	11	0.27%
Credit card	74	20	54	3.17%
Other consumer	45	13	32	2.24%
Acquired loans (a)	35	—	35	—%
Total consumer	196	63	133	0.38%
Total	$354	$101	$253	0.24%
2025
Commercial
Commercial and industrial	$113	$42	$71	0.16%
Commercial real estate	18	5	13	0.16%
Total commercial	131	47	84	0.16%
Consumer
Residential real estate	2	2	—	—%
Home equity	9	8	1	0.02%
Automobile	35	23	12	0.32%
Credit card	90	15	75	4.63%
Other consumer	45	12	33	2.34%
Total consumer	181	60	121	0.49%
Total	$312	$107	$205	0.26%
(a)Represents the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.

Total net charge-offs increased $48 million, or 23%, for the first three months of 2026 compared to the same period in 2025. The increase in the comparison was primarily attributable to net charge-offs from the FirstBank acquisition related to purchase accounting.

See Note 1 Accounting Policies in our 2025 Form 10-K and Note 4 Loans and Related Allowance for Credit Losses of this Report for additional information.
Liquidity and Capital Management
Our liquidity risk framework and related monitoring measures and tools, including internal liquidity stress testing as well as compliance with internal and regulatory limits and guidelines, are described in further detail in the Liquidity and Capital Management section of our 2025 Form 10-K.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the first quarter of 2026. Fluctuations in our LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. The NSFR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the first quarter of 2026.

The PNC Financial Services Group, Inc. – Form 10-Q 27

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2025 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $457.6 billion at March 31, 2026 from $440.9 billion at December 31, 2025 driven by higher interest-bearing and noninterest-bearing deposits, primarily due to the addition of FirstBank deposits. The increase in interest-bearing deposits was partially offset by lower brokered time deposits. As of March 31, 2026, uninsured deposits represented approximately 44% of our total deposit base, which is estimated based on the regulatory instructions in the Consolidated Reports of Condition and Income - FFIEC 031. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources section in the Consolidated Balance Sheet Review and the Business Segments Review of this Financial Review for additional information on our deposits and related strategies.
We may also obtain liquidity through various forms of funding, such as senior debt, subordinated debt, FHLB advances, securities sold under repurchase agreements, commercial paper and other short-term borrowings. See the Funding Sources section in the Consolidated Balance Sheet Review of this Financial Review and Note 8 Borrowed Funds included in this Report for additional information related to our borrowings.

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 25: Senior and Subordinated Debt

In billions	2026
January 1	$41.7
Issuances	4.1
Calls and maturities	(3.0)
Other	(0.3)
March 31	$42.5

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

PNC defines our primary contingent liquidity sources as cash held at the FRB, investment securities and unused borrowing capacity at the FHLB and FRB. The following table summarizes our primary contingent liquidity sources at March 31, 2026 and December 31, 2025.
Table 26: Primary Contingent Liquidity Sources

In billions	March 31, 2026	December 31, 2025
Cash balance with Federal Reserve Bank	$25.3	$32.0
Available investment securities (a)	78.8	77.2
Unused borrowing capacity from FHLB (b)	48.4	50.7
Unused borrowing capacity from Federal Reserve Bank (c)	84.3	81.5
Total available contingent liquidity	$236.8	$241.4
(a)Represents the fair value of investment securities that can be used for pledging or to secure other sources of funding.
(b)At March 31, 2026, total FHLB borrowing capacity was $70.2 billion and total FHLB advances and letters of credit were $21.8 billion. Comparable amounts at December 31, 2025 were $64.1 billion and $13.4 billion, respectively.
(c)Total borrowing capacity with the FRB was $84.3 billion at March 31, 2026 and $81.5 billion at December 31, 2025. PNC had no outstanding borrowings with the FRB at March 31, 2026 and December 31, 2025.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At March 31, 2026, PNC Bank’s remaining capacity to issue under the program was $33.7 billion.
The following table details PNC Bank note redemptions during the first quarter of 2026.

Table 27: PNC Bank Notes Redeemed

Redemption Date	Amount	Description of Redemption
January 15, 2026	$500 million	All outstanding senior floating rate notes with an original scheduled maturity date of January 15, 2027. The redemption price was equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date of January 15, 2026.
January 15, 2026	$1.25 billion	All outstanding 4.775% senior fixed-to-floating rate notes with an original scheduled maturity date of January 15, 2027. The redemption price was equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date of January 15, 2026.

See Note 17 Subsequent Events for details on the announcement of the May 13, 2026 redemption of all outstanding 4.543% senior fixed-to-floating rate notes with an original maturity date of May 13, 2027.
Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At March 31, 2026, there were no issuances outstanding under this program.

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

At March 31, 2026, available parent company liquidity totaled $28.9 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $5.4 billion at March 31, 2026. See Note 19 Regulatory Matters in our 2025 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper, and through other borrowings. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At March 31, 2026, there were no issuances outstanding under this program.

The PNC Financial Services Group, Inc. – Form 10-Q 29

The following table details Parent Company note issuances during the first quarter of 2026.

Table 28: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
January 26, 2026	$300 million	$300 million of senior floating rate notes with a maturity date of January 26, 2029. Interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Pricing Supplement), plus 0.620%, on January 26, April 26, July 26, and October 26 of each year, which commenced on April 26, 2026.
January 26, 2026	$1.2 billion	$1.2 billion of 4.075% senior fixed-to-floating rate notes with a maturity date of January 26, 2029. Interest is payable semi-annually in arrears at a fixed rate of 4.075% per annum, on January 26 and July 26 of each year, commencing on July 26, 2026. Beginning on January 26, 2028, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Pricing Supplement), plus 0.610%, on April 26, 2028, July 26, 2028, October 26, 2028 and at the maturity date.
January 26, 2026	$1.5 billion	$1.5 billion of 5.423% fixed-rate reset subordinated notes with a maturity date of January 25, 2041. Interest is initially payable semi-annually in arrears at a fixed rate of 5.423% per annum, on January 25 and July 25 of each year, commencing on July 25, 2026 and ending on January 25, 2036. Interest is payable semi-annually in arrears at a rate per annum equal to the five-year U.S. Treasury rate as described in the preliminary prospectus supplement, plus 1.170%, on January 25 and July 25 of each year commencing on July 25, 2036 until the maturity date.
Additionally, the parent company borrowed $1.1 billion through an unsecured senior term loan during the first quarter of 2026.
The following table details Parent Company note redemptions during the first quarter of 2026.

Table 29: Parent Company Notes Redeemed

Redemption Date	Amount	Description of Redemption
January 26, 2026	$1.25 billion	All outstanding 4.758% senior fixed-to-floating rate notes with an original scheduled maturity date of January 26, 2027. The redemption price was equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date of January 26, 2026.

Parent company senior and subordinated debt carrying value totaled $36.3 billion and $33.7 billion at March 31, 2026 and December 31, 2025, respectively.

Contractual Obligations and Commitments
We enter into various contractual arrangements in the normal course of business, certain of which require future payments that could impact our liquidity and capital resources. See the Liquidity and Capital Management portion of the Risk Management section of our 2025 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 9 Commitments.

Credit Ratings
PNC’s credit ratings affect the cost and availability of short and long-term funding, collateral requirements for certain derivative instruments and the ability to offer certain products.

In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current legislative and regulatory environment, including implied government support. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition. For additional information on the potential impacts from a downgrade to our credit ratings, see Item 1A Risk Factors in our 2025 Form 10-K.

30    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit ratings and outlook for The PNC Financial Services Group, Inc. and PNC Bank as of March 31, 2026:
Table 30: Credit Ratings and Outlook

March 31, 2026
	Moody’s	S&P (a)	Fitch	DBRS (b)
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A	AA (low)
Subordinated debt	A3	BBB+	A-	A (high)
Preferred stock	Baa2	BBB-	BBB	A (low)
PNC Bank
Senior debt	A2	A	A+	AA
Subordinated debt	A2	A-	A	AA (low)
Long-term deposits	Aa3	no rating	AA-	AA
Short-term deposits	P-1	no rating	F1+	no rating
Short-term notes	P-1	A-1	F1	R-1 (high)
The PNC Financial Services Group, Inc.
Agency rating outlook	Stable	Stable	Stable	Stable
(a)S&P does not provide depositor ratings. PNC Bank’s long term issuer rating is A and short term issuer rating is A-1.
(b)DBRS does not provide a short-term depositor rating. PNC Bank’s short-term instrument rating is R-1 (high).

Capital Management
Detailed information on our capital management processes and activities is included in the Supervision and Regulation section of Item 1 of our 2025 Form 10-K.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases, and managing dividend policies and retaining earnings.

In the first quarter of 2026, PNC returned $1.4 billion of capital to shareholders, reflecting $0.7 billion of dividends on common shares and $0.7 billion of common share repurchases. The SCB framework permits capital return in amounts in excess of SCB minimum levels. Consistent with this framework, PNC had approximately 32% of the 100 million common shares still available for repurchase at March 31, 2026 under the repurchase program previously approved by our Board of Directors. Share repurchase activity in the second quarter of 2026 is expected to approximate $600 million to $700 million. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC's SCB beginning October 1, 2025 through September 30, 2027 is the regulatory minimum of 2.5%.

On April 2, 2026, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.70 per share paid on May 5, 2026 to shareholders of record at the close of business April 14, 2026.

The PNC Financial Services Group, Inc. – Form 10-Q 31

The following table summarizes our Basel III capital balances and ratios.

Table 31: Basel III Capital

March 31, 2026
Dollars in millions	Basel III
Common equity tier 1 capital
Common stock plus related surplus, net of treasury stock	$(2,733)
Retained earnings	64,256
Goodwill, net of associated deferred tax liabilities	(13,053)
Other disallowed intangibles, net of deferred tax liabilities	(704)
Other adjustments (deductions)	(80)
Common equity tier 1 capital (a)	$47,686
Additional tier 1 capital
Preferred stock plus related surplus	5,877
Tier 1 capital	$53,563
Additional tier 2 capital
Qualifying subordinated debt	3,300
Eligible credit reserves includable in tier 2 capital	5,239
Total Basel III capital	$62,102
Risk-weighted assets
Basel III standardized approach risk-weighted assets (b)	$472,981
Average quarterly adjusted total assets	$591,156
Supplementary leverage exposure (c)	$728,653
Basel III risk-based capital and leverage ratios
Common equity tier 1	10.1%
Tier 1	11.3%
Total	13.1%
Leverage (d)	9.1%
Supplementary leverage ratio (c)	7.4%
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
(d)The leverage ratio is calculated based on tier 1 capital divided by average quarterly adjusted total assets.

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
At March 31, 2026, PNC and PNC Bank were considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for tier 1 risk-based capital and 10% for total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for common equity tier 1 risk-based capital, 8% for tier 1 risk-based capital, 10% for total risk-based capital and a leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our March 31, 2026 capital levels were aligned with them.

We provide additional information regarding regulatory capital requirements and some of their potential impacts, including the proposed rules to adjust the Basel III framework, in the Recent Regulatory Developments section in this Financial Review and the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 19 Regulatory Matters in our 2025 Form 10-K .

32    The PNC Financial Services Group, Inc. – Form 10-Q

Market Risk Management
See the Market Risk Management portion of the Risk Management section in our 2025 Form 10-K for additional discussion regarding market risk.

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
The following table includes NII sensitivity results as of March 31, 2026 and 2025.

Table 32: Net Interest Income Sensitivity Analysis

	March 31, 2026	March 31, 2025
Net Interest Income Sensitivity Simulation (a)
Effect on NII in first year from shocked interest rate:
200 basis point instantaneous increase	—%	—%
200 basis point instantaneous decrease	(1.4)%	(1.2)%
(a)The effect on NII in the first year from a 100 basis point increase is approximately equal to the disclosed results for the 200 basis point scenario. The impact of a 100 basis point decrease is approximately one third of the disclosed results for the 200 basis point scenario.
When forecasting NII, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. The projected balance sheet composition by the end of year one is generally consistent with the spot composition at March 31, 2026.
Balance Sheet Forecast: Our balance sheet forecast is based on various assumptions that include key interest rate risk aspects such as loan and deposit growth, as well as mix, and is consistent with our guidance.

Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate. PNC’s cumulative deposit beta was 46% through March 2026. We define the cumulative deposit beta as the change in deposit rate paid on total interest-bearing deposits divided by the change in the upper level of the average stated Federal Funds rate range since August 2024, the start of the current easing rate cycle. For rate sensitivity purposes, PNC assumes the cumulative deposit beta will decrease slightly from the current level. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as well as other factors. The dynamic beta assumptions reflect historical experience as well as future expectations, and are periodically updated to reflect the current view of future expectations. Actual deposit rates paid may differ from modeled projections due to variables such as competition for deposits and customer behavior.

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

Impact of Derivatives: As part of our risk management strategy, PNC uses interest rate derivatives, some of which are forward starting, to hedge floating rate commercial loans. PNC had $79.3 billion in active and forward starting receive fix / pay float swaps used to hedge floating rate commercial loans as of March 31, 2026, with a weighted average duration of 2.3 years and an average fixed rate of 3.63%. Additionally, PNC utilizes receive fix / pay float swaps to hedge fixed rate debt, as well as pay fix / receive float swaps to hedge the investment securities portfolio. See Note 13 Financial Derivatives for additional information on how we use derivatives to hedge these financial instruments.

The PNC Financial Services Group, Inc. – Form 10-Q 33

The following table includes EVE sensitivity results as of March 31, 2026 and 2025.
Table 33: Economic Value of Equity Sensitivity Analysis

	March 31, 2026	March 31, 2025
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(3.0)%	(2.2)%
200 basis point instantaneous decrease	(2.8)%	(2.9)%

EVE measures the present value of all projected future cash flows associated with a point-in-time balance sheet and does not include projected new volume. EVE sensitivity to interest rate changes is a complementary metric to NII sensitivity analysis and represents an estimation of long-term interest rate risk. PNC calculates its EVE sensitivity by measuring the changes in the economic value of assets, liabilities and off-balance sheet instruments in response to an instantaneous +/-200 bps parallel shift in interest rates. Similar to the NII sensitivity analysis, we incorporate dynamic deposit repricing and loan prepayment assumptions. Directionally, higher deposit beta assumptions result in increasing liability sensitivity whereas lower deposit betas increase asset sensitivity. Conceptually similar, higher loan prepayment assumptions cause an increase in asset sensitivity and lower prepayments result in an increase in liability sensitivity. These behavioral modeling assumptions are largely consistent between the EVE and NII sensitivity analyses, and also share the same starting balance sheet position as of March 31, 2026. Deposit attrition is also a significant contributor to EVE sensitivity. Deposit attrition is projected based on a dynamic model developed using long-term historical deposit behavior in addition to management assumptions. PNC performs various sensitivity analyses to understand the impact of faster and slower deposit attrition, loan prepayments and deposit betas on our risk metrics, with the results reported to ALCO.

Compared to the first quarter of 2025, there have been no material changes to our NII sensitivity and EVE sensitivity assumptions, including data sources that drive assumptions setting.

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

We use VaR as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. VaR is computed with positions and market risk factors updated daily to ensure each portfolio is operating within its acceptable limits. See the Market Risk Management – Customer-Related Trading Risk section of our 2025 Form 10-K for more information on our models used to calculate VaR and our backtesting process.

Customer-related trading revenue was $91 million for the three months ended March 31, 2026, compared to $34 million for the same period in 2025, and is recorded in Capital markets and advisory noninterest income and Other interest income on our Consolidated Income Statement. The increase was primarily due to higher derivative customer-related trading revenue.

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
A summary of our equity investments follows:
Table 34: Equity Investments Summary

	March 31, 2026	December 31, 2025	Change
Dollars in millions			$	%
Tax credit investments	$5,467	$5,578	$(111)	(2)%
Private equity and other	5,045	5,212	(167)	(3)%
Total	$10,512	$10,790	$(278)	(3)%

34    The PNC Financial Services Group, Inc. – Form 10-Q

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.9 billion and $3.4 billion at March 31, 2026 and December 31, 2025, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.
Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2025 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.7 billion and $2.8 billion at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, $2.4 billion was invested directly in a variety of companies, and $0.3 billion was invested indirectly through various private equity funds. Changes in fair value of private equity investments are recognized in Other noninterest income.

PNC owns Visa Class B-2 common shares which were previously converted from Visa Class B-1 common shares as a result of the
Visa exchange program in 2024 and are included in our other equity investments at cost. The Visa Class B-2 common shares are transferable only under limited circumstances, either the resolution of the pending interchange litigation or through the launch of another exchange program by Visa, which will allow PNC to convert a portion of its Visa Class B-2 common shares into freely transferable Visa Class C common shares as described in Note 17 Subsequent Events. At March 31, 2026, the estimated value of our total investment in the Visa Class B-2 common shares was approximately $0.8 billion, while our cost basis was insignificant. The estimated value does not represent fair value of the Visa Class B-2 common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace. See Note 14 Fair Value and Note 20 Legal Proceedings in our 2025 Form 10-K for additional information regarding our Visa agreements. See Note 17 Subsequent Events for additional details on Visa’s recently announced exchange offer for Visa Class B-2 common stock.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net losses related to these investments were $1 million and $4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 14 Fair Value and Note 15 Financial Derivatives in our 2025 Form 10-K and in Note 12 Fair Value and Note 13 Financial Derivatives in this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.
The PNC Financial Services Group, Inc. – Form 10-Q 35

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
The following tables show PNC’s average consolidated balance sheet results and analysis of net interest income:
Table 35: Average Consolidated Balance Sheet and Net Interest Analysis (a) (b) (c)

	Three months ended March 31
	2026			2025
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$34,652	$322	3.72%	$33,793	$311	3.68%
U.S. Treasury and government agencies	28,491	284	4.04%	24,382	274	4.50%
Other	8,505	85	4.00%	7,505	69	3.65%
Total securities available-for-sale	71,648	691	3.88%	65,680	654	3.98%
Securities held-to-maturity
Residential mortgage-backed	45,078	361	3.20%	40,045	284	2.84%
U.S. Treasury and government agencies	20,683	81	1.59%	28,931	108	1.49%
Other	7,117	75	4.23%	7,525	83	4.39%
Total securities held-to-maturity	72,878	517	2.84%	76,501	475	2.48%
Total investment securities	144,526	1,208	3.36%	142,181	1,129	3.17%
Loans
Commercial and industrial	211,358	2,868	5.43%	184,025	2,628	5.71%
Commercial real estate	34,367	497	5.79%	33,067	490	5.94%
Consumer	55,483	957	6.99%	53,421	941	7.14%
Residential real estate	49,675	493	3.97%	46,111	436	3.78%
Total loans	350,883	4,815	5.50%	316,624	4,495	5.70%
Interest-earning deposits with banks	32,612	296	3.64%	34,614	381	4.42%
Other interest-earning assets	12,457	154	4.95%	10,147	153	6.02%
Total interest-earning assets/interest income	540,478	6,473	4.80%	503,566	6,158	4.90%
Noninterest-earning assets	60,984			52,811
Total assets	$601,462			$556,377
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$85,196	531	2.53%	$73,063	539	2.99%
Demand	137,558	546	1.61%	125,046	577	1.87%
Savings	100,940	371	1.49%	97,409	393	1.64%
Time deposits	35,579	287	3.26%	32,763	299	3.69%
Total interest-bearing deposits	359,273	1,735	1.96%	328,281	1,808	2.23%
Borrowed funds
Federal Home Loan Bank advances	16,616	166	3.98%	19,703	233	4.73%
Senior debt	37,383	480	5.14%	34,933	493	5.64%
Subordinated debt	4,200	54	5.12%	4,320	59	5.54%
Other	4,675	48	4.14%	5,549	61	4.38%
Total borrowed funds	62,874	748	4.76%	64,505	846	5.25%
Total interest-bearing liabilities/interest expense	422,147	2,483	2.37%	392,786	2,654	2.72%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	99,081			92,367
Accrued expenses and other liabilities	16,944			16,214
Equity	63,290			55,010
Total liabilities and equity	$601,462			$556,377
Interest rate spread			2.43%			2.18%
Impact of noninterest-bearing sources			0.52			0.60
Net interest income/margin		$3,990	2.95%		$3,504	2.78%

36    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Three months ended December 31
	2025
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$33,564	$319	3.80%
U.S. Treasury and government agencies	28,119	305	4.29%
Other	8,202	81	3.97%
Total securities available-for-sale	69,885	705	4.02%
Securities held-to-maturity
Residential mortgage-backed	42,925	337	3.13%
U.S. Treasury and government agencies	23,426	88	1.50%
Other	5,983	63	4.28%
Total securities held-to-maturity	72,334	488	2.70%
Total investment securities	142,219	1,193	3.35%
Loans
Commercial and industrial	198,726	2,816	5.55%
Commercial real estate	30,173	456	5.92%
Consumer	54,884	981	7.09%
Residential real estate	44,146	413	3.74%
Total loans	327,929	4,666	5.60%
Interest-earning deposits with banks	32,009	320	3.92%
Other interest-earning assets	18,618	232	4.95%
Total interest-earning assets/interest income	520,775	6,411	4.86%
Noninterest-earning assets	55,071
Total assets	$575,846
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$78,742	550	2.77%
Demand	132,591	597	1.78%
Savings	97,188	395	1.62%
Time deposits	36,180	322	3.53%
Total interest-bearing deposits	344,701	1,864	2.14%
Borrowed funds
Federal Home Loan Bank advances	14,671	165	4.41%
Senior debt	38,623	537	5.55%
Subordinated debt	3,299	45	5.52%
Other	3,722	38	4.02%
Total borrowed funds	60,315	785	5.18%
Total interest-bearing liabilities/interest expense	405,016	2,649	2.59%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	94,834
Accrued expenses and other liabilities	16,646
Equity	59,350
Total liabilities and equity	$575,846
Interest rate spread			2.27%
Impact of noninterest-bearing sources			0.57
Net interest income/margin		$3,762	2.84%
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
(b)Loan fees for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025 were $42 million, $42 million and $43 million, respectively.
(c)Interest income is calculated as taxable-equivalent interest income. See Table 36 Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) in this Financial Review for more information.
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
Table 36: Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) (a)

	Three months ended
In millions	March 31, 2026	December 31, 2025	March 31, 2025
Net interest income (GAAP)	$3,961	$3,731	$3,476
Taxable-equivalent adjustments	29	31	28
Net interest income (non-GAAP)	$3,990	$3,762	$3,504
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

RECENT REGULATORY DEVELOPMENTS

Basel Capital Proposals

On March 19, 2026, the federal banking agencies issued proposals to enhance and modernize Basel III capital rules and to adopt the final components of the Basel III international capital standards. The agencies first issued a so-called Basel III Endgame proposal in July of 2023, which would have significantly revised and increased the capital requirements for large banking organizations, including PNC and PNC Bank. The agencies did not finalize that proposal given negative feedback from the public. The new 2026 proposals are designed to adopt the final Basel III international standards and to streamline and enhance the risk-sensitivity of the capital rules. The first proposal would revise the capital requirements for the largest firms, Category I and II, and require them to calculate their risk-based capital ratios using an expanded risk‑based approach. Other firms, including PNC, are allowed to opt in to use this approach. Under this approach, firms would be subject to a stricter definition of regulatory capital and required to include most of the elements of AOCI in CET1 capital. Firms would not be required to deduct mortgage servicing assets from regulatory capital. Under the expanded risk-based approach, the risk-weighted assets would comprise credit risk, operational risk, and, if applicable, market risk and credit valuation adjustment requirements. The second proposal would revise the standardized approach in the current Basel III capital rules, which would apply to all firms (except for Category I and II firms), unless they opt in to use the expanded risk-based approach. Category III and IV firms would be required to include most of the elements of AOCI in CET1 capital, subject to a five-year transition period. Similar to the first proposal, firms would not be required to deduct mortgage servicing assets from regulatory capital. Under the standardized approach, the risk-weighted assets would comprise credit risk, and, if applicable, market risk and credit valuation adjustment requirements. The proposal would also revise certain definitions in the current capital rules and introduce greater granularity for certain asset classes, including retail and residential mortgage exposures. The comment period on both proposals is open until June 18, 2026.
Resolution and Recovery Planning

On April 1, 2026, as part of the agency’s ongoing effort to identify and eliminate unnecessary regulatory burden, the OCC published a final rule that rescinds its recovery planning guidelines that apply to large insured national banks, including PNC Bank. The final rule is effective May 1, 2026.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in our 2025 Form 10-K describes the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions, and such variations may significantly affect our reported results and financial position for the period or in future periods. The following details the critical estimates and judgments around the ACL:
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

38    The PNC Financial Services Group, Inc. – Form 10-Q

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

We also incorporate qualitative factors in the ACL that reflect our best estimate of expected losses that may not be adequately represented in our quantitative methods or economic assumptions, as discussed below and in the Allowance for Credit Losses section of Note 1 Accounting Policies in our 2025 Form 10-K.

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

Our methodologies and key assumptions are further discussed in Note 1 Accounting Policies in our 2025 Form 10-K. See also Note 1 Accounting Policies in this Report for information on our adoption of ASU 2025-08 - Financial Instruments - Credit Losses (Topic 326): Purchased Loans, including how we determined the allowance for PSLs.

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

The scenarios used for the period ended March 31, 2026 consider, among other factors, ongoing geopolitical conflicts, higher energy prices and the impacts of trade and fiscal policy, including tariffs, on the U.S. economic outlook. Given these factors, growth is expected to remain steady with current levels in the coming quarters. While recession risks remain elevated, our most likely expectation is that the U.S. economy avoids a recession. We believe the economic scenarios effectively reflect the distribution of potential economic outcomes.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at March 31, 2026 and December 31, 2025.

The PNC Financial Services Group, Inc. – Form 10-Q 39

Table 37: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of March 31, 2026
	2026	2027	2028
U.S. real GDP (a)	1.2%	1.6%	2.0%
U.S. unemployment rate (b)	4.8%	5.0%	4.6%
	Assumptions as of December 31, 2025
	2026	2027	2028
U.S. real GDP (a)	0.5%	2.0%	2.0%
U.S. unemployment rate (b)	5.1%	4.9%	4.4%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31, 2026, 2027 and 2028, respectively.
Real GDP growth is expected to end 2026 at 1.2% on a weighted average basis, up from the 0.5% assumed at December 31, 2025. Growth continues through 2027, reaching 1.6% in the fourth quarter of 2027 before increasing to 2.0% in 2028. Unemployment is expected to increase slightly over the next year. The weighted-average unemployment rate will end 2026 at 4.8%, peaking at 5.1% in mid-2027, before improving to 4.6% by the end of 2028.

Qualitative Component
As discussed in the Allowance for Credit Losses section of Note 1 Accounting Policies in our 2025 Form 10-K, we incorporate qualitative reserves in the ACL that reflect our best estimate of expected losses that may not be adequately represented in our quantitative methods or economic assumptions. Qualitative factors may include, but are not limited to, inherent forecasting limitations, model imprecision, timing of available information, and/or emerging and ongoing credit risks. At March 31, 2026, the qualitative framework considers PNC’s view of the current state of the economy, which continues to reflect uncertainty due to the fundamental change in office demand, tariff and trade driven pressures and stress on consumers. Our most significant qualitative factor was related to the office portfolio of the commercial real estate loan class.

See the following for additional information related to our ACL:
•Allowance for Credit Losses in the Credit Risk Management section of this Financial Review,
•Note 3 Investment Securities and Note 4 Loans and Related Allowance for Credit Losses in this Report, and
•Note 1 Accounting Policies in our 2025 Form 10-K.

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
• We do not plan to early adopt.
• This ASU will not impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity and Consolidated Statement of Cash Flows.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2026, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2026, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As permitted by SEC guidance that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management’s evaluation of disclosure controls and procedures for up to a year from the date of acquisition, we have excluded FirstBank from management’s reporting on internal control over financial reporting for the quarter ended March 31, 2026. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of FirstBank with that of PNC and PNC Bank and will make changes to our internal control framework, as necessary. The acquisition of FirstBank contributed $29.1 billion of assets, or 5% of our total assets, at March 31, 2026 and $266 million of revenue, or 4% of our total revenue, for the three months ended March 31, 2026.

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
Our forward-looking statements are subject to the following principal risks and uncertainties:
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
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our views that:
–PNC’s baseline forecast remains for continued expansion in 2026, but slower economic growth in 2026 than in 2025 and 2024. The baseline forecast anticipates real GDP growth slowing to around 1.7% in 2026, with continued modest job gains and the unemployment rate moving slightly higher, to around 4.6% at year’s end. CPI inflation will peak at around 3.5% in mid-2026, with core CPI inflation at around 2.6%. An extended conflict with Iran and higher energy prices are significant risks to the outlook, both for inflation and growth, and a reversal in sentiment around AI or a large decline in equity prices would be drags. Weaker labor force growth could lead to weaker long-run growth.
–Our baseline forecast is for the Federal Reserve to keep the federal funds rate unchanged throughout 2026 and into 2027, in a range between 3.50% and 3.75%. However, there are two-sided risks to this outlook: (1) if the conflict with Iran persists and inflation proves more persistent than expected the Federal Reserve may raise rates, or (2) if growth falters or recession emerges there could be a deep and prolonged easing in monetary policy.
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
42    The PNC Financial Services Group, Inc. – Form 10-Q

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
We provide greater detail regarding these as well as other factors in our 2025 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended March 31
In millions, except per share data	2026	2025
Interest Income
Loans	$4,792	$4,472
Investment securities	1,202	1,124
Other	450	534
Total interest income	6,444	6,130
Interest Expense
Deposits	1,735	1,808
Borrowed funds	748	846
Total interest expense	2,483	2,654
Net interest income	3,961	3,476
Noninterest Income
Asset management and brokerage	420	391
Capital markets and advisory	463	306
Card and cash management	738	692
Lending and deposit services	340	316
Residential and commercial mortgage	118	134
Other income	125	137
Total noninterest income	2,204	1,976
Total revenue	6,165	5,452
Provision For Credit Losses	210	219
Noninterest Expense
Personnel	2,106	1,890
Occupancy	262	245
Equipment	415	384
Marketing	87	85
Other	898	783
Total noninterest expense	3,768	3,387
Income before income taxes and noncontrolling interests	2,187	1,846
Income taxes	415	347
Net income	1,772	1,499
Less: Net income attributable to noncontrolling interests	12	18
Preferred stock dividends	73	71
Preferred stock discount accretion and redemptions	1	2
Net income attributable to common shareholders	$1,686	$1,408
Earnings Per Common Share
Basic	$4.13	$3.52
Diluted	$4.13	$3.51
Average Common Shares Outstanding
Basic	405	398
Diluted	405	398
See accompanying Notes to Consolidated Financial Statements.
44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2026	2025
Net income	$1,772	$1,499
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(159)	929
Net change in cash flow hedge derivatives	(332)	825
Pension and other postretirement benefit plan adjustments	8	(2)
Net change in Other	1	(1)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(482)	1,751
Income tax benefit (expense) related to items of other comprehensive income	117	(423)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(365)	1,328
Comprehensive income	1,407	2,827
Less: Comprehensive income attributable to noncontrolling interests	12	18
Comprehensive income attributable to PNC	$1,395	$2,809
See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	March 31, 2026	December 31, 2025
In millions, except par value
Assets
Cash and due from banks	$5,646	$6,777
Interest-earning deposits with banks	26,053	32,936
Loans held for sale (a)	1,332	1,939
Investment securities – available-for-sale	71,072	68,135
Investment securities – held-to-maturity	72,040	70,105
Loans (a)	360,923	331,481
Allowance for loan and lease losses	(4,663)	(4,410)
Net loans	356,260	327,071
Equity investments	10,512	10,790
Mortgage servicing rights	3,816	3,659
Goodwill	13,282	10,959
Other (a)	43,015	41,201
Total assets	$603,028	$573,572
Liabilities
Deposits
Noninterest-bearing	$99,297	$91,748
Interest-bearing (b)	358,351	349,118
Total deposits	457,648	440,866
Borrowed funds
Federal Home Loan Bank advances	21,417	13,000
Senior debt	38,021	38,642
Subordinated debt	4,502	3,016
Other (b)	2,726	2,443
Total borrowed funds	66,666	57,101
Allowance for unfunded lending related commitments	832	818
Accrued expenses and other liabilities (b)	14,206	14,151
Total liabilities	539,352	512,936
Equity
Preferred stock (c)	—	—
Common stock ($5 par value, Authorized 800,000,000 shares, issued 557,213,012 and 543,497,966 shares)	2,786	2,717
Capital surplus	21,926	18,922
Retained earnings	64,256	63,266
Accumulated other comprehensive income (loss)	(3,773)	(3,408)
Common stock held in treasury at cost: 155,167,491 and 153,084,091 shares	(21,568)	(20,912)
Total shareholders’ equity	63,627	60,585
Noncontrolling interests	49	51
Total equity	63,676	60,636
Total liabilities and equity	$603,028	$573,572
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.2 billion, Loans held for investment of $1.1 billion and Other assets of $0.1 billion at March 31, 2026. Comparable amounts at December 31, 2025 were $1.7 billion, $1.1 billion and $0.2 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Interest-bearing deposits of $0.7 billion, Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at March 31, 2026. Comparable amounts at December 31, 2025 were $3.6 billion, less than $0.1 billion and $0.1 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2026	2025
Operating Activities
Net income	$1,772	$1,499
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	210	219
Depreciation, amortization and accretion	66	90
Deferred income taxes (benefit)	(102)	(47)
Changes in fair value of mortgage servicing rights	108	191
Net change in
Trading securities and other short-term investments	105	(1,495)
Loans held for sale and related securitization activity	571	(297)
Other assets	474	964
Accrued expenses and other liabilities	(1,756)	(1,611)
Other operating activities, net	480	(22)
Net cash provided (used) by operating activities	$1,928	$(509)
Investing Activities
Sales
Securities available-for-sale	$7,729	$1,241
Loans	177	143
Repayments/maturities
Securities available-for-sale	1,904	1,671
Securities held-to-maturity	4,503	3,480
Purchases
Securities available-for-sale	(5,725)	(4,098)
Securities held-to-maturity	(3,341)	(31)
Loans	(600)	(403)
Net change in federal funds sold and resale agreements	260	(445)
Other changes in loans, net	(13,773)	(2,393)
Net cash paid for acquisition (a)	(80)	—
Other investing activities, net	(1,640)	(145)
Net cash provided (used) by investing activities	$(10,586)	$(980)
The PNC Financial Services Group, Inc. – Form 10-Q 47

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Three months ended March 31
	2026	2025
Financing Activities
Net change in
Noninterest-bearing deposits	$(2,345)	$(272)
Interest-bearing deposits	(3,947)	(3,551)
Federal funds purchased and repurchase agreements	(28)	(3)
Other borrowed funds	290	419
Sales/issuances
Federal Home Loan Bank advances	10,000	—
Senior debt	2,564	2,742
Subordinated debt	1,495	—
Common and treasury stock	26	25
Repayments/maturities
Federal Home Loan Bank advances	(3,000)	(4,000)
Senior debt	(3,000)	(750)
Acquisition of treasury stock	(796)	(262)
Preferred stock cash dividends paid	(73)	(71)
Common stock cash dividends paid	(696)	(639)
Other financing activities, net	154	—
Net cash provided (used) by financing activities	$644	$(6,362)
Net Increase (Decrease) In Cash, Cash Equivalents And Restricted Cash	$(8,014)	$(7,851)
Cash, cash equivalents and restricted cash at beginning of period	39,713	46,251
Cash, cash equivalents and restricted cash at end of period (b)	$31,699	$38,400
Supplemental Disclosures (c)
Interest paid	$2,515	$2,706
Leased assets obtained in exchange for new operating lease liabilities	$153	$73
Non-cash Investing And Financing Items
Transfer from loans to loans held for sale, net	$—	$90
Transfer from loans to foreclosed assets	$10	$12
Common stock issuances for acquisition	$2,943	$—
Preferred stock issuances for acquisition	$119	$—
(a)Cash paid to acquire FirstBank was $1,238 million. The amount of $80 million represents the cash paid for the acquisition less $162 million in Cash and due from banks and $996 million in Interest-earning deposits with banks acquired from FirstBank. See Note 2 Acquisition Activity for more detailed information on the FirstBank acquisition.
(b)Includes restricted cash at end of period of $965 million and $992 million for the three months ended March 31, 2026 and 2025, respectively.
(c)Disclosures of income taxes paid (net of refunds) are presented in the Income Taxes Note of our Form 10-K pursuant to our adoption of ASU 2023-09. See Note 1 Accounting Policies in our 2025 Form 10-K for additional information related to our adoption of this ASU.

See accompanying Notes to Consolidated Financial Statements.

48    The PNC Financial Services Group, Inc. – Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.
Unaudited

See page 93 for a glossary of certain terms and acronyms used in this Report.

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

On January 5, 2026, we acquired FirstBank Holding Company, including its banking subsidiary, FirstBank. Our results for the three months ended March 31, 2026 reflect FirstBank’s acquired business operations for the period since the acquisition closed on January 5, 2026 and our balance sheet at March 31, 2026 includes FirstBank balances. See Note 2 Acquisition Activity for additional information on this acquisition.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2025 Form 10-K. Reference is made to Note 1 Accounting Policies in our 2025 Form 10-K for a detailed description of significant accounting policies. These interim consolidated financial statements serve to update our 2025 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements.

Loans
Effective January 1, 2026, PNC updated its defined loan classes (classes of financing receivables) as follows: (i) equipment lease financing loans were reclassified to the commercial and industrial loan class based on similarities in the manner in which credit risk is monitored and assessed within these portfolios, as well as materiality considerations, and (ii) education loans were reclassified to the other consumer loan class based on materiality considerations. All impacted disclosures have been updated accordingly, and prior periods have been adjusted to conform with the current presentation.
Allowance for Credit Losses
Purchased Seasoned Loans
On January 1, 2026, we adopted ASU 2025-08 - Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which expanded the population of acquired financial assets subject to the gross-up approach. Purchased seasoned loans, or PSLs, are acquired loans that, at acquisition, have not experienced a more-than-insignificant credit deterioration since origination and are deemed seasoned. A loan is seasoned if it was purchased more than 90 days after origination and PNC was not involved in the origination of the loan. All loans (excluding credit cards) that are acquired without credit deterioration through a business combination are deemed seasoned.
The PNC Financial Services Group, Inc. – Form 10-Q 49

The allowance for PSLs is determined at the time of acquisition, as the estimated expected credit loss of the outstanding balance or par value, based on the methodologies described in our 2025 Form 10-K for loans. In accordance with CECL, the allowance recognized at acquisition is added to the acquisition date purchase price to determine the asset’s amortized cost basis.

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
• We adopted this ASU on January 1, 2026.
• Adoption of this ASU resulted in more acquired loans using the gross-up approach, primarily through our acquisition of FirstBank; under the gross-up approach, a reserve is established through an increase to the loan’s amortized cost basis, thus avoiding the need to provide for a reserve on these acquired loans through Provision for credit losses. See Note 2 Acquisition Activity for more information on our acquisition of FirstBank. Otherwise, this ASU did not materially impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity or Consolidated Statement of Cash Flows.

NOTE 2 ACQUISITION ACTIVITY

Acquisition of FirstBank Holding Company
On January 5, 2026, PNC acquired FirstBank Holding Company including its banking subsidiary, FirstBank, representing $4.2 billion of consideration in cash and PNC common stock to FirstBank Holding Company common shareholders and Series A preferred shareholders, and $0.1 billion of consideration to Series B preferred shareholders through the exchange of each share of Series B preferred stock into a newly created series of preferred stock of PNC, designated Series X. This acquisition accelerates our expansion in Colorado and Arizona.

PNC has accounted for this transaction as a business combination. Accordingly, the assets and liabilities from FirstBank were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from FirstBank are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, loans, certain deposits, certain other assets and the core deposit intangibles.

PNC incurred $98 million in costs for the three months ended March 31, 2026, in connection with the transaction. These costs are primarily comprised of legal, advisory and personnel related costs.
50    The PNC Financial Services Group, Inc. – Form 10-Q

The following table includes the preliminary fair value of the identifiable tangible and intangible assets and liabilities from FirstBank:
Table 38: Acquisition Consideration

January 5, 2026
In millions, except share data	Fair Value
Acquisition consideration
Common stock issued (13,715,133 shares) (a)	$2,943
Preferred stock issued (115,200 shares)	119
Cash paid	1,238
Total consideration	$4,300
Assets
Cash and due from banks	$162
Interest-earning deposits with banks	996
Investment securities	8,278
Net loans	15,177
Core deposit intangible	761
Other	1,273
Total assets	$26,647
Liabilities
Deposits	$23,076
Borrowed funds and other	1,594
Total liabilities	$24,670
Net assets	$1,977
Goodwill	$2,323
(a)    Amount includes $29 million of deferred restricted stock compensation and $13 million withheld to satisfy certain tax obligations.

Preliminary goodwill of $2.3 billion recorded in connection with the transaction resulted from the reputation, operating model and expertise of FirstBank. The amount of goodwill recorded reflected the increased market share and related synergies that resulted from the acquisition and represents the excess purchase price over the estimated fair value of the net assets from FirstBank. The goodwill was allocated to our Retail Banking segment and is not deductible for income tax purposes. See Note 6 Goodwill and Mortgage Servicing Rights for additional information on our goodwill.

The following table includes the fair value and unpaid principal balance of the loans from the FirstBank acquisition.

Table 39: Fair Value and Unpaid Principal Balance of Loans from the FirstBank Acquisition

	January 5, 2026
In millions	Unpaid Principal Balance (a)	Fair Value
Loans
Commercial
Commercial and industrial	$3,354	$3,165
Commercial real estate	5,163	4,835
Total commercial	$8,517	$8,000
Consumer
Residential real estate	$7,061	$6,615
Home equity	499	477
Credit card and other consumer	93	85
Total consumer	$7,653	$7,177
Total	$16,170	$15,177
(a) Amounts exclude $45 million of acquired loan net charge-offs on certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed in the acquisition.

Cash and Due from Banks and Interest-earning Deposits with Banks
The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

The PNC Financial Services Group, Inc. – Form 10-Q 51

Investment Securities
Investment securities were classified either in the held-to-maturity portfolio or the available-for-sale portfolio based on management’s intent, and in the case of held-to-maturity, the ability to hold the securities to maturity. Fair values for investment securities were determined using third-party pricing services, dealer quotes, or subsequent sale prices and were subject to price validation testing independent of the risk-taking function. See Note 14 Fair Value in our 2025 Form 10-K for more information on the valuation methodologies used to determine fair values for investment securities.

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

Purchased Loan Activity
Under CECL, PNC is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. PNC considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality, or PCD, including but not limited to nonperforming status, delinquency, risk ratings, FDM classification, and other qualitative factors that indicate deterioration in credit quality since origination. PNC established the initial ACL for PCD loans through an adjustment to FirstBank loan balances and the related purchase accounting mark. The non-credit discount is accreted through Interest income using the effective interest rate method over the contractual life of the loan. In accordance with GAAP, there was no carryover of the ACL that had been previously recorded by FirstBank. The following table presents PCD loans as of January 5, 2026.

Table 40: PCD Loan Activity

January 5, 2026
In millions
Principal balance	$415
ACL at acquisition	(93)
Non-credit discount	(11)
Purchase price	$311
On January 1, 2026, we adopted ASU 2025-08 and established the initial ACL for PSLs through an adjustment to FirstBank loan balances and the related purchase accounting mark. The non-credit discount is accreted through Interest income using the effective interest rate method over the contractual life of the loan. In a business combination, all loans acquired that are not identified as PCD are classified as “seasoned,” or PSLs, with the exception of credit cards. The following table presents PSL activity as of January 5, 2026.

Table 41: PSL Activity

January 5, 2026
In millions
Principal balance	$15,720
ACL at acquisition	(229)
Non-credit discount	(672)
Purchase price	$14,819

For additional information on our adoption of ASU 2025-08, see Note 1 Accounting Policies.

52    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 3 INVESTMENT SECURITIES

The following table summarizes our available-for-sale and held-to-maturity portfolios by major security type.
Table 42: Investment Securities Summary (a) (b)

	March 31, 2026				December 31, 2025
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury and government agencies	$26,765	$90	$(356)	$26,499	$29,022	$188	$(313)	$28,897
Residential mortgage-backed
Agency	37,562	134	(2,043)	35,653	32,429	176	(1,942)	30,663
Non-agency	430	107	(4)	533	442	110	(4)	548
Commercial mortgage-backed
Agency	3,446	35	(69)	3,412	3,395	43	(66)	3,372
Non-agency	229	—	(3)	226	256	—	(4)	252
Asset-backed	2,272	38	(1)	2,309	2,247	50	—	2,297
Other	2,446	52	(58)	2,440	2,106	54	(54)	2,106
Total securities available-for-sale	$73,150	$456	$(2,534)	$71,072	$69,897	$621	$(2,383)	$68,135
Securities Held-to-Maturity
U.S. Treasury and government agencies	$18,880	$16	$(358)	$18,538	$21,537	$25	$(318)	$21,244
Residential mortgage-backed
Agency	44,508	182	(2,365)	42,325	42,599	279	(2,155)	40,723
Non-agency	219	—	(12)	207	222	—	(11)	211
Commercial mortgage-backed
Agency	4,364	13	(43)	4,334	1,091	16	(7)	1,100
Non-agency	223	2	—	225	328	3	(1)	330
Asset-backed	1,364	20	(6)	1,378	1,840	46	(6)	1,880
Other	2,482	22	(43)	2,461	2,488	34	(31)	2,491
Total securities held-to-maturity (d)	$72,040	$255	$(2,827)	$69,468	$70,105	$403	$(2,529)	$67,979
(a) At March 31, 2026, the accrued interest associated with our held-to-maturity and available-for-sale portfolios totaled $212 million and $266 million, respectively. The comparable amounts at December 31, 2025 were $219 million and $348 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both March 31, 2026 and December 31, 2025.
(c) Amortized cost is presented net of allowance of $61 million for securities available-for-sale, primarily related to non-agency commercial mortgage-backed securities, and $5 million for securities held-to-maturity at both March 31, 2026 and December 31, 2025.
(d) Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of the transfer. The amortized cost of held-to-maturity securities included net unrealized losses of $2.5 billion at March 31, 2026 related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2025 was $2.7 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available-for-sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held-to-maturity are carried at amortized cost, net of any allowance. Investment securities at March 31, 2026 included $1.3 billion of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount at March 31, 2025 was $0.3 billion of net unsettled purchases.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At both March 31, 2026 and December 31, 2025, the allowance for investment securities was $66 million and primarily related to non-agency commercial mortgage-backed securities in the available-for-sale portfolio. See Note 1 Accounting Policies in our 2025 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At March 31, 2026, AOCI included pre-tax losses of $225 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 43 presents the gross unrealized losses and fair value of securities available-for-sale that do not have an associated allowance for investment securities at March 31, 2026 and December 31, 2025. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair
The PNC Financial Services Group, Inc. – Form 10-Q 53

value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of March 31, 2026, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 43: Gross Unrealized Loss and Fair Value of Securities Available-for-Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2026
U.S. Treasury and government agencies	$(26)	$11,216	$(330)	$1,390	$(356)	$12,606
Residential mortgage-backed
Agency	(32)	5,494	(2,011)	16,745	(2,043)	22,239
Non-agency	—	—	(1)	31	(1)	31
Commercial mortgage-backed
Agency	(1)	83	(68)	1,543	(69)	1,626
Non-agency	—	—	(3)	140	(3)	140
Asset-backed	(1)	183	—	—	(1)	183
Other	(2)	251	(47)	1,419	(49)	1,670
Total securities available-for-sale	$(62)	$17,227	$(2,460)	$21,268	$(2,522)	$38,495
December 31, 2025
U.S. Treasury and government agencies	$(1)	$103	$(312)	$1,427	$(313)	$1,530
Residential mortgage-backed
Agency	(4)	541	(1,938)	17,383	(1,942)	17,924
Non-agency	—	—	(1)	24	(1)	24
Commercial mortgage-backed
Agency	—	—	(66)	1,572	(66)	1,572
Non-agency	—	—	(4)	167	(4)	167
Asset-backed	—	—	—	—	—	—
Other	—	—	(43)	1,518	(43)	1,518
Total securities available-for-sale	$(5)	$644	$(2,364)	$22,091	$(2,369)	$22,735

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 44: Gains (Losses) on Sales of Securities Available-for-Sale

Three months ended March 31 In millions
	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2026	$31	$(3)	$28	$6
2025	$2	$(4)	$(2)	$—

54    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2026.
Table 45: Contractual Maturity of Debt Securities

March 31, 2026 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available-for-Sale
U.S. Treasury and government agencies	$545	$20,697	$3,346	$2,177	$26,765
Residential mortgage-backed
Agency	1	428	2,858	34,275	37,562
Non-agency	—	—	160	270	430
Commercial mortgage-backed
Agency	7	1,451	140	1,848	3,446
Non-agency	—	79	55	95	229
Asset-backed	14	1,089	364	805	2,272
Other	687	968	261	530	2,446
Total securities available-for-sale at amortized cost	$1,254	$24,712	$7,184	$40,000	$73,150
Fair value	$1,251	$24,662	$7,095	$38,064	$71,072
Weighted-average yield, GAAP basis (a)	3.19%	3.98%	3.81%	3.83%	3.87%
Securities Held-to-Maturity
U.S. Treasury and government agencies	$7,737	$9,569	$742	$832	$18,880
Residential mortgage-backed
Agency	—	4	2,594	41,910	44,508
Non-agency	—	—	—	219	219
Commercial mortgage-backed
Agency	—	3,515	477	372	4,364
Non-agency	—	—	—	223	223
Asset-backed	16	126	680	542	1,364
Other	69	724	258	1,431	2,482
Total securities held-to-maturity at amortized cost	$7,822	$13,938	$4,751	$45,529	$72,040
Fair value	$7,790	$13,709	$4,637	$43,332	$69,468
Weighted-average yield, GAAP basis (a)	1.27%	2.42%	2.70%	3.20%	2.81%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings and unused borrowing capacity.
Table 46: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31, 2026	December 31, 2025
Pledged to others	$59,718	$61,230
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,227	$759
Permitted amount repledged to others	$1,227	$759

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

The PNC Financial Services Group, Inc. – Form 10-Q 55

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
• Automobile
• Credit card
• Other consumer

See Note 1 Accounting Policies for additional information on our loan classes. See Note 1 Accounting Policies in our 2025 Form 10-K for additional information on our loan related policies.

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

56    The PNC Financial Services Group, Inc. – Form 10-Q

Table 47 presents the composition and delinquency status of our loan portfolio at March 31, 2026 and December 31, 2025. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.

Table 47: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
March 31, 2026
Commercial
Commercial and industrial	$220,039	$283	$50	$68	$401		$750	$—	$221,190
Commercial real estate	34,032	90	17	1	108		630	—	34,770
Total commercial	254,071	373	67	69	509		1,380	—	255,960
Consumer
Residential real estate	48,424	284	110	245	639	(c)	316	188	49,567
Home equity	25,635	73	32	—	105		447	36	26,223
Automobile	16,161	59	15	5	79		85	—	16,325
Credit card	6,921	41	31	64	136		12	—	7,069
Other consumer	5,686	33	18	39	90		3	—	5,779
Total consumer	102,827	490	206	353	1,049		863	224	104,963
Total	$356,898	$863	$273	$422	$1,558		$2,243	$224	$360,923
Percentage of total loans	98.88%	0.24%	0.08%	0.12%	0.43%		0.62%	0.06%	100.00%
December 31, 2025
Commercial
Commercial and industrial	$201,772	$182	$103	$57	$342		$784	$—	$202,898
Commercial real estate	28,879	14	98	—	112		574	—	29,565
Total commercial	230,651	196	201	57	454		1,358	—	232,463
Consumer
Residential real estate	42,687	243	101	209	553	(c)	320	200	43,760
Home equity	25,365	70	30	—	100		439	37	25,941
Automobile	16,411	74	18	5	97		83	—	16,591
Credit card	6,859	45	32	65	142		13	—	7,014
Other consumer	5,610	32	21	44	97		5	—	5,712
Total consumer	96,932	464	202	323	989		860	237	99,018
Total	$327,583	$660	$403	$380	$1,443		$2,218	$237	$331,481
Percentage of total loans	98.82%	0.20%	0.12%	0.11%	0.44%		0.67%	0.07%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.4 billion and $1.3 billion at March 31, 2026 and December 31, 2025, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed residential real estate loans totaling $0.3 billion at both March 31, 2026 and December 31, 2025.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $1.7 billion and $1.1 billion at March 31, 2026 and December 31, 2025, respectively.
(f)Collateral dependent loans totaled $1.5 billion at both March 31, 2026 and December 31, 2025.
At March 31, 2026, we pledged unpaid principal balances in the amounts of $58.2 billion of commercial and consumer loans to the FRB and $89.4 billion of secured real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2025 were $55.0 billion and $80.6 billion, respectively.
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO, foreclosed and other assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is generally not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans; however, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies in our 2025 Form 10-K for additional information on our nonperforming loan and lease policies.
The PNC Financial Services Group, Inc. – Form 10-Q 57

The following table presents our nonperforming assets as of March 31, 2026 and December 31, 2025:
Table 48: Nonperforming Assets

Dollars in millions	March 31, 2026	December 31, 2025
Nonperforming loans
Commercial	$1,380	$1,358
Consumer (a)	863	860
Total nonperforming loans (b)	2,243	2,218
OREO, foreclosed and other assets	139	143
Total nonperforming assets	$2,382	$2,361
Nonperforming loans to total loans	0.62%	0.67%
Nonperforming assets to total loans, OREO, foreclosed and other assets	0.66%	0.71%
Nonperforming assets to total assets	0.40%	0.41%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.7 billion and $0.6 billion at March 31, 2026 and December 31, 2025, respectively. This primarily includes loans with a fair value of collateral that exceeds the amortized cost basis.

Additional Credit Quality Indicators by Loan Class

Commercial Loan Classes
See Note 3 Loans and Related Allowance for Credit Losses in our 2025 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.
58    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit quality indicators for our commercial loan classes:
Table 49: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
March 31, 2026 In millions	2026		2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$11,441		$33,066	$15,777	$10,163	$12,836	$16,752	$111,994	$82	$212,111
Criticized	81		514	886	531	1,121	760	5,134	52	9,079
Total commercial and industrial loans	11,522		33,580	16,663	10,694	13,957	17,512	117,128	134	221,190
Gross charge-offs (b)	4	(c)	6	7	7	6	4	95	—	129
Commercial real estate
Pass Rated	1,952		4,366	2,770	2,957	5,678	9,959	745	—	28,427
Criticized	—		253	597	1,503	1,856	2,115	19	—	6,343
Total commercial real estate loans	1,952		4,619	3,367	4,460	7,534	12,074	764	—	34,770
Gross charge-offs (b)	—		—	—	16	—	3	—	—	19
Total commercial loans	$13,474		$38,199	$20,030	$15,154	$21,491	$29,586	$117,892	$134	$255,960
Total commercial gross charge-offs (d)	$4		$6	$7	$23	$6	$7	$95	$—	$148

	Term Loans by Origination Year
December 31, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$35,176		$16,478	$10,180	$13,815	$4,139	$12,757	$101,222	$125	$193,892
Criticized	559		896	574	1,181	333	510	4,838	115	9,006
Total commercial and industrial loans	35,735		17,374	10,754	14,996	4,472	13,267	106,060	240	202,898
Gross charge-offs (b)	45	(c)	48	82	28	11	18	131	31	394
Commercial real estate
Pass Rated	3,169		2,395	3,080	5,215	1,324	7,686	610	—	23,479
Criticized	221		571	1,467	1,637	287	1,899	4	—	6,086
Total commercial real estate loans	3,390		2,966	4,547	6,852	1,611	9,585	614	—	29,565
Gross charge-offs (b)	5		1	1	—	7	100	—	2	116
Total commercial loans	$39,125		$20,340	$15,301	$21,848	$6,083	$22,852	$106,674	$240	$232,463
Total commercial gross charge-offs	$50		$49	$83	$28	$18	$118	$131	$33	$510
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of March 31, 2026 and December 31, 2025.
(b)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(c)Includes charge-offs of deposit overdrafts.
(d)Acquired commercial gross charge-offs are excluded from the balance above and primarily represents the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.

Consumer Loan Classes
See Note 3 Loans and Related Allowance for Credit Losses in our 2025 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

The PNC Financial Services Group, Inc. – Form 10-Q 59

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 50: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
March 31, 2026 In millions	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$—	$7	$40	$59	$62	$127	$—	$—	$295
Greater than or equal to 80% to 100%	164	490	286	394	840	756	—	—	2,930
Less than 80%	515	2,230	1,819	3,328	9,062	28,730	—	—	45,684
No LTV available	—	—	—	—	—	11	—	—	11
Government insured or guaranteed loans	—	1	7	31	33	575	—	—	647
Total residential real estate loans	$679	$2,728	$2,152	$3,812	$9,997	$30,199	$—	$—	$49,567
Updated FICO scores
Greater than or equal to 780	$300	$1,667	$1,398	$2,595	$7,535	$20,727	$—	$—	$34,222
720 to 779	277	617	422	638	1,412	4,659	—	—	8,025
660 to 719	35	180	125	235	430	1,734	—	—	2,739
Less than 660	2	40	41	139	176	1,015	—	—	1,413
No FICO score available (a)	65	223	159	174	411	1,489	—	—	2,521
Government insured or guaranteed loans	—	1	7	31	33	575	—	—	647
Total residential real estate loans	$679	$2,728	$2,152	$3,812	$9,997	$30,199	$—	$—	$49,567
Gross charge-offs (b) (c)	$—	$—	$—	$—	$—	$1	$—	$—	$1
Home equity (d)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$—	$—	$27	$468	$446	$941
Greater than or equal to 80% to 100%	2	—	—	—	—	48	1,456	1,597	3,103
Less than 80%	19	37	28	26	20	3,745	7,851	10,436	22,162
No LTV available	9	—	—	—	—	1	4	3	17
Total home equity loans	$30	$37	$28	$26	$20	$3,821	$9,779	$12,482	$26,223
Updated FICO scores
Greater than or equal to 780	$4	$18	$10	$8	$9	$2,435	$5,715	$5,909	$14,108
720 to 779	1	10	7	8	5	746	2,535	2,999	6,311
660 to 719	1	5	5	4	2	371	1,263	2,049	3,700
Less than 660	—	1	3	5	3	267	224	1,496	1,999
No FICO score available (a)	24	3	3	1	1	2	42	29	105
Total home equity loans	$30	$37	$28	$26	$20	$3,821	$9,779	$12,482	$26,223
Gross charge-offs (b) (c)	$—	$—	$—	$—	$—	$—	$3	$7	$10
60    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2025 In millions	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$7	$24	$74	$70	$55	$51	$—	$—	$281
Greater than or equal to 80% to 100%	534	290	342	707	447	223	—	—	2,543
Less than 80%	1,594	1,466	3,332	8,003	13,210	12,694	—	—	40,299
No LTV available	—	—	—	—	9	2	—	—	11
Government insured or guaranteed loans	—	6	26	27	20	547	—	—	626
Total residential real estate loans	$2,135	$1,786	$3,774	$8,807	$13,741	$13,517	$—	$—	$43,760
Updated FICO scores
Greater than or equal to 780	$1,337	$1,325	$2,748	$7,065	$11,095	$8,644	$—	$—	$32,214
720 to 779	661	354	568	1,206	1,837	2,225	—	—	6,851
660 to 719	117	86	192	394	543	978	—	—	2,310
Less than 660	19	15	134	109	181	751	—	—	1,209
No FICO score available (a)	1	—	106	6	65	372	—	—	550
Government insured or guaranteed loans	—	6	26	27	20	547	—	—	626
Total residential real estate loans	$2,135	$1,786	$3,774	$8,807	$13,741	$13,517	$—	$—	$43,760
Gross charge-offs (b)	$—	$1	$1	$3	$2	$1	$—	$—	$8
Home equity (e)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$—	$1	$24	$422	$422	$869
Greater than or equal to 80% to 100%	—	—	—	—	5	45	1,342	1,562	2,954
Less than 80%	—	—	—	—	125	3,772	7,572	10,649	22,118
Total home equity loans	$—	$—	$—	$—	$131	$3,841	$9,336	$12,633	$25,941
Updated FICO scores
Greater than or equal to 780	$—	$—	$—	$—	$86	$2,465	$5,423	$5,967	$13,941
720 to 779	—	—	—	—	29	737	2,504	3,063	6,333
660 to 719	—	—	—	—	11	372	1,200	2,077	3,660
Less than 660	—	—	—	—	5	265	207	1,496	1,973
No FICO score available (a)	—	—	—	—	—	2	2	30	34
Total home equity loans	$—	$—	$—	$—	$131	$3,841	$9,336	$12,633	$25,941
Gross charge-offs (b)	$—	$—	$—	$—	$—	$—	$13	$22	$35
(a)Loans where FICO scores are not available or required generally refers to accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes, bankruptcy event, deceased borrower), and/or loans titled with a business name. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
(b)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(c)Acquired consumer gross charge-offs are excluded from the balance above and primarily represents the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.
(d)Amounts as of March 31, 2026 include home equity installment loans acquired from FirstBank, which are reflected in the table based on the date the loan was originated.
(e)New originations consisted only of revolving home equity lines of credit for vintage years 2022 through 2025.
The PNC Financial Services Group, Inc. – Form 10-Q 61

Automobile, Credit Card and Other Consumer
The following table presents credit quality indicators for our automobile, credit card and other consumer loan classes:

Table 51: Credit Quality Indicators for Automobile, Credit Card and Other Consumer Loan Classes

	Term Loans by Origination Year
March 31, 2026 In millions	2026		2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$1,135		$3,487	$1,735	$862	$500	$347	$—	$—	$8,066
720 to 779	416		2,296	1,061	523	272	171	—	—	4,739
660 to 719	124		958	597	341	169	107	—	—	2,296
Less than 660	12		314	349	274	151	124	—	—	1,224
Total automobile loans	$1,687		$7,055	$3,742	$2,000	$1,092	$749	$—	$—	$16,325
Gross charge-offs (a)	$—		$9	$8	$8	$3	$3	$—	$—	$31
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,210	$1	$2,211
720 to 779	—		—	—	—	—	—	1,890	5	1,895
660 to 719	—		—	—	—	—	—	1,845	17	1,862
Less than 660	—		—	—	—	—	—	922	53	975
No FICO score available or required (b)	—		—	—	—	—	—	124	2	126
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,991	$78	$7,069
Gross charge-offs (a) (c)	$—		$—	$—	$—	$—	$—	$64	$10	$74
Other consumer
Updated FICO scores
Greater than or equal to 780	$58		$275	$141	$90	$81	$298	$31	$—	$974
720 to 779	73		293	147	75	49	109	60	—	806
660 to 719	72		197	119	53	32	49	66	—	588
Less than 660	10		55	45	24	16	24	36	—	210
No FICO score available or required (b)	4		6	5	2	1	—	—	—	18
Total loans using FICO credit metric	217		826	457	244	179	480	193	—	2,596
Other internal credit metrics	—		6	5	29	7	711	2,418	7	3,183
Total other consumer loans	$217		$832	$462	$273	$186	$1,191	$2,611	$7	$5,779
Gross charge-offs (a) (c)	$22	(d)	$5	$5	$4	$2	$4	$3	$—	$45

62    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO Scores
Greater than or equal to 780	$4,241		$1,991	$1,022	$608	$387	$85	$—	$—	$8,334
720 to 779	2,394		1,216	609	322	178	52	—	—	4,771
660 to 719	883		668	387	199	104	39	—	—	2,280
Less than 660	236		352	292	167	100	59	—	—	1,206
Total automobile loans	$7,754		$4,227	$2,310	$1,296	$769	$235	$—	$—	$16,591
Gross charge-offs (a)	$9		$38	$39	$20	$11	$13	$—	$—	$130
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,199	$1	$2,200
720 to 779	—		—	—	—	—	—	1,903	6	1,909
660 to 719	—		—	—	—	—	—	1,813	17	1,830
Less than 660	—		—	—	—	—	—	922	55	977
No FICO score available or required (b)	—		—	—	—	—	—	96	2	98
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,933	$81	$7,014
Gross charge-offs (a)	$—		$—	$—	$—	$—	$—	$280	$40	$320
Other consumer
Updated FICO scores
Greater than or equal to 780	$301		$168	$108	$93	$39	$282	$34	$—	$1,025
720 to 779	324		175	90	58	20	98	64	—	829
660 to 719	230		133	62	38	10	44	70	—	587
Less than 660	48		45	27	20	6	22	37	—	205
No FICO score available or required (b)	5		5	3	1	—	—	—	—	14
Total loans using FICO credit metric	908		526	290	210	75	446	205	—	2,660
Other internal credit metrics	6		5	18	7	10	703	2,296	7	3,052
Total other consumer loans	$914		$531	$308	$217	$85	$1,149	$2,501	$7	$5,712
Gross charge-offs (a)	$81	(d)	$24	$24	$14	$5	$14	$10	$1	$173
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
(c)Acquired consumer gross charge-offs are excluded from the balance above and primarily represents the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.
(d)Includes charge-offs of deposit overdrafts.

The PNC Financial Services Group, Inc. – Form 10-Q 63

Loan Modifications to Borrowers Experiencing Financial Difficulty

FDMs result from our loss mitigation activities and include loan modifications that may result in interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. See Note 1 Accounting Policies in our 2025 Form 10-K for additional information on FDMs.

The following table presents the amortized cost basis, as of the period end date, of commercial FDMs granted during the three months ended March 31, 2026 and 2025:

Table 52: Commercial FDMs (a) (b)

Three months ended March 31 Dollars in millions	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Payment Delay and Term Extension	Interest Rate Reduction, Payment Delay and Term Extension	Other	Total	% of Loan Class
2026
Commercial and industrial	$308	$109	$1	$38	$—	$72	$528	0.24%
Commercial real estate	237	32	—	45	—	13	327	0.94%
Total commercial	$545	$141	$1	$83	$—	$85	$855	0.33%
2025
Commercial and industrial	$471	$74	$2	$—	$13	$107	$667	0.37%
Commercial real estate	355	—	—	—	—	14	369	1.14%
Total commercial	$826	$74	$2	$—	$13	$121	$1,036	0.47%
(a)The unfunded lending related commitments on FDMs granted during the three months ended March 31, 2026 and 2025 were $0.3 billion and $0.2 billion, respectively.
(b)Excludes the amortized cost basis of modified loans that were paid off, charged off or otherwise liquidated as of the period end date.

Table 53 presents the weighted average financial effect of commercial FDMs granted during the three months ended March 31, 2026 and 2025:

Table 53: Financial Effect of Commercial FDMs (a)

Three months ended March 31 Dollars in millions	2026		2025
	Amortized cost basis (b)	Financial effect	Amortized cost basis (b)	Financial effect
Weighted-average term extension (months)
Commercial and industrial	$347	10	$486	16
Commercial real estate	$282	16	$355	12
Interest rate reduction
Commercial and industrial	$1	3.62%	$15	1.00%
Weighted-average payment delay (months)
Commercial and industrial	$147	5	$87	3
Commercial real estate	$77	7	$—	—
(a)Excludes the financial effects of modifications for loans that were paid off, charged off or otherwise liquidated as of the period end date.
(b)The amortized cost basis presented in Table 53 includes combination modification categories in addition to the standalone modification categories presented in Table 52. Primarily due to this reason, the amortized cost basis presented in Table 53 may not agree to the amortized cost basis presented alongside the standalone modification categories in Table 52. Amortized cost basis is as of the period end date.

64    The PNC Financial Services Group, Inc. – Form 10-Q

After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of the period end date, of commercial FDMs granted during the twelve months preceding March 31, 2026 and 2025:

Table 54: Delinquency Status of Commercial FDMs (a) (b)

Twelve months ended March 31 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
2026
Commercial
Commercial and industrial	$1,915	$6	$—	$—	$157	$2,078
Commercial real estate	795	—	13	—	289	1,097
Total commercial	$2,710	$6	$13	$—	$446	$3,175
2025
Commercial
Commercial and industrial	$1,184	$16	$—	$—	$189	$1,389
Commercial real estate	790	1	—	—	444	1,235
Total commercial	$1,974	$17	$—	$—	$633	$2,624
(a)Represents amortized cost basis.
(b)Loans in our Payment Delay category are reported as past due in accordance with their contractual terms. Once contractually modified, these loans are reported as past due in accordance with their restructured terms.
We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Commercial loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the three months ended March 31, 2026 and 2025 were $23 million and $44 million, respectively.
The following table presents information about our consumer FDMs:

Table 55: Consumer FDMs (a)(b)

Three months ended March 31 Dollars in millions	2026	2025
Modifications by type (c)
Payment delay	$47	$29
Repayment plan	17	20
Other (d)	15	11
Total consumer	$79	$60
Percentage of portfolio segment	0.08%	0.06%
Financial effects (c) (e)
Weighted-average payment delay (months)	10	6
Delinquency status (f)
Current or less than 30 days past due	$67	$58
30-59 days past due	4	4
60-89 days past due	4	4
90 days or more past due	6	7
Nonperforming loans	170	127
Total	$251	$200
(a)Represents amortized cost basis.
(b)The unfunded lending related commitments on consumer FDMs granted were immaterial during the three months ended March 31, 2026 and 2025.
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

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Consumer loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the three months ended March, 31 2026 and 2025 were $20 million and $27 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 65

Allowance for Credit Losses

We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies in our 2025 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:

Table 56: Rollforward of Allowance for Credit Losses

	Three months ended March 31
	2026			2025
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,089	$1,321	$4,410	$3,148	$1,338	$4,486
Acquisition PCD reserves	53	40	93	—	—	—
Acquisition PSL reserves	184	45	229	—	—	—
Beginning balance, adjusted	3,326	1,406	4,732	3,148	1,338	4,486
Charge-offs	(148)	(161)	(309)	(131)	(181)	(312)
Recoveries	38	63	101	47	60	107
Acquired loan charge-offs (a)	(10)	(35)	(45)	—	—	—
Net (charge-offs)	(120)	(133)	(253)	(84)	(121)	(205)
Provision for credit losses	67	121	188	138	122	260
Other	(4)	—	(4)	3	—	3
Ending balance	$3,269	$1,394	$4,663	$3,205	$1,339	$4,544
Allowance for unfunded lending related commitments (b)
Beginning balance	$681	$137	$818	$580	$139	$719
Provision for (recapture of) credit losses	12	2	14	(53)	7	(46)
Other	—	—	—	1	—	1
Ending balance	$693	$139	$832	$528	$146	$674
Allowance for credit losses at March 31 (c)	$3,962	$1,533	$5,495	$3,733	$1,485	$5,218
(a)Amounts for the three months ended March 31, 2026 include $45 million attributable to FirstBank, which represents the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.
(b)See Note 9 Commitments for additional information about the underlying commitments related to this allowance.
(c)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $103 million and $91 million at March 31, 2026 and 2025, respectively.
The ACL related to loans totaled $5.5 billion at March 31, 2026 and $5.2 billion at December 31, 2025. The increase was driven by portfolio activity, including the addition of FirstBank loans.

NOTE 5 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2025 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement in the FNMA, FHLMC and GNMA securitizations, non-agency securitizations, and loan sale transactions generally consists of servicing, repurchasing previously transferred loans or loss share arrangements under certain conditions, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where we retain the servicing, we recognize a servicing right at fair value. See Note 6 Goodwill and Mortgage Servicing Rights and Note 12 Fair Value for further discussion of our servicing rights.

66    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides our loan sale and servicing activities.
Table 57: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages
Three months ended March 31, 2026
Sales of loans and related securitization activity (a)	$819	$1,516
Repurchases of previously transferred loans (b)	$40	$77
Servicing fees (c)	$139	$46
Servicing advances recovered/(funded), net	$6	$1
Cash flows on mortgage-backed securities held (d)	$625	$4
Three months ended March 31, 2025
Sales of loans and related securitization activity (a)	$704	$493
Repurchases of previously transferred loans (b)	$35	$—
Servicing fees (c)	$130	$50
Servicing advances recovered/(funded), net	$19	$11
Cash flows on mortgage-backed securities held (d)	$571	$26
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
(d)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $18.8 billion, $17.2 billion and $17.8 billion in residential mortgage-backed securities at March 31, 2026, December 31, 2025 and March 31, 2025, respectively. The carrying values of commercial mortgage-backed securities were $0.6 billion, $0.4 billion and $0.6 billion at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
Table 58 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet.
Table 58: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others (a)

In millions	Residential Mortgages	Commercial Mortgages
March 31, 2026
Total principal balance	$36,521	$54,597
Delinquent loans (b)	$269	$200
December 31, 2025
Total principal balance	$36,088	$55,145
Delinquent loans (b)	$274	$216
Three months ended March 31, 2026
Net charge-offs (c)	$1	$31
Three months ended March 31, 2025
Net charge-offs (c)	$1	$10
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

Variable Interest Entities (VIEs)

As discussed in Note 4 Loan Sale and Servicing Activities and Variable Interest Entities included in our 2025 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 59 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 59. These loans are included as part of the asset quality disclosures that we make in Note 4 Loans and Related Allowance for Credit Losses.
The PNC Financial Services Group, Inc. – Form 10-Q 67

Table 59: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
March 31, 2026
Mortgage-backed securitizations (b)	$19,899	$19,899	(c)	$—
Tax credit investments and other	6,452	6,038	(d) (e)	2,749	(f) (g)
Total	$26,351	$25,937		$2,749
December 31, 2025
Mortgage-backed securitizations (b)	$17,956	$17,956	(c)	$—
Tax credit investments and other	6,420	6,082	(d) (e)	2,961	(f) (g)
Total	$24,376	$24,038		$2,961
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $4.4 billion of LIHTCs and $0.1 billion of NMTCs at March 31, 2026, which are included in Equity investments on our Consolidated Balance Sheet. Comparable amounts at December 31, 2025 were $4.4 billion and $0.1 billion, respectively.
(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $2.4 billion of LIHTCs and less than $0.1 billion of NMTCs at March 31, 2026, which are included in Other liabilities on our Consolidated Balance Sheet. Comparable amounts at December 31, 2025 were $2.6 billion and less than $0.1 billion, respectively.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. Within Income taxes, during the three months ended March 31, 2026, we recognized $0.2 billion of amortization, $0.2 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs. During the three months ended March 31, 2025, comparable amounts were $0.1 billion, $0.2 billion, and less than $0.1 billion, respectively.

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

Goodwill increased $2.3 billion during the three months ended March 31, 2026 as a result of the acquisition of FirstBank, and was allocated to our Retail segment. See Note 2 Acquisition Activity for additional information on the acquisition. See also Note 5 Goodwill and Mortgage Servicing Rights in our Form 2025 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.8 billion at March 31, 2026 and $3.7 billion at December 31, 2025, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

We recognize gains or losses on changes in the fair value of MSRs. MSRs are subject to changes in value from actual or expected prepayment of the underlying loans and defaults, as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities, derivative instruments and resale agreements, which are expected to increase (or decrease) in value when the value of MSRs decreases (or increases).

See the Sensitivity Analysis section of this Note 6 for more detail on our fair value measurement of MSRs. See Note 5 Goodwill and Mortgage Servicing Rights and Note 14 Fair Value in our 2025 Form 10-K for more detail on our fair value measurement and our accounting of MSRs.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Changes in the commercial and residential MSRs follow:

Table 60: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2026	2025	2026	2025
January 1	$1,021	$1,085	$2,638	$2,626
Additions:
FirstBank Acquisition	—	—	10	—
From loans sold with servicing retained	15	9	10	7
Purchases	16	27	214	1
Changes in fair value due to:
Time and payoffs (a)	(71)	(78)	(73)	(60)
Other (b)	49	(2)	(13)	(51)
March 31	$1,030	$1,041	$2,786	$2,523
Related unpaid principal balance of loans serviced at March 31	$296,482	$293,685	$212,261	$193,417
Servicing advances at March 31	$642	$641	$121	$133
(a)Represents decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2026 and December 31, 2025 are shown in Tables 61 and 62. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

Table 61: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31, 2026	December 31, 2025
Fair value	$1,030	$1,021
Weighted-average life (years)	3.7	3.8
Weighted-average constant prepayment rate	4.40%	4.43%
Decline in fair value from 10% adverse change	$8	$8
Decline in fair value from 20% adverse change	$15	$16
Effective discount rate	10.76%	10.60%
Decline in fair value from 10% adverse change	$31	$30
Decline in fair value from 20% adverse change	$61	$61

The PNC Financial Services Group, Inc. – Form 10-Q 69

Table 62: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31, 2026		December 31, 2025
Fair value	$2,786		$2,638
Weighted-average life (years)	7.5		7.7
Weighted-average constant prepayment rate	6.81%		6.73%
Decline in fair value from 10% adverse change	$67		$64
Decline in fair value from 20% adverse change	$130		$124
Weighted-average option adjusted spread	709	bps	734	bps
Decline in fair value from 10% adverse change	$82		$82
Decline in fair value from 20% adverse change	$160		$159

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.2 billion for both the three months ended March 31, 2026 and 2025. We also generate servicing fees from activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
NOTE 7 LEASES
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting, see Note 1 Accounting Policies and Note 6 Leases in our 2025 Form 10-K.

The following table provides details on our income from lessor arrangements.

Table 63: Lessor Income

	Three months ended March 31
In millions	2026	2025
Sales-type and direct financing leases (a)	$92	$85
Operating leases (b)	8	9
Lease income	$100	$94
(a)Included in Loans interest income on our Consolidated Income Statement.
(b)Included in Lending and deposit services noninterest income on our Consolidated Income Statement.
NOTE 8 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at March 31, 2026 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity.
Table 64: Borrowed Funds

In millions
Less than 1 year	$13,076
1 to 2 years	16,556
2 to 3 years	6,912
3 to 4 years	6,708
4 to 5 years	3,206
Over 5 years	20,208
Total	$66,666

70    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the contractual rates and maturity dates of our FHLB advances, senior debt and subordinated debt as of March 31, 2026, and the carrying values as of March 31, 2026 and December 31, 2025.
Table 65: FHLB Advances, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	March 31, 2026	March 31, 2026	March 31, 2026	December 31, 2025
Parent Company
Senior debt	1.15% - 6.88%	2026 - 2036	$33,789	$32,650
Subordinated debt	4.63% - 5.42%	2033 - 2041	2,302	808
Junior subordinated debt	4.50%	2028	206	206
Total Parent Company			36,297	33,664
Bank
Federal Home Loan Bank advances (a)	3.25% - 4.22%	2026 - 2031	21,417	13,000
Senior debt	3.10% - 4.54%	2027 - 2043	4,232	5,992
Subordinated debt	2.70% - 5.90%	2026 - 2029	1,994	2,002
Total Bank			27,643	20,994
Total			$63,940	$54,658
(a)FHLB advances are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 65, the carrying values for parent company senior and subordinated debt include basis adjustments of $(151) million and $(40) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(37) million and $(73) million, respectively, related to fair value accounting hedges as of March 31, 2026.
Certain borrowings are reported at fair value. Refer to Note 12 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures, refer to Note 9 Borrowed Funds in our 2025 Form 10-K.

NOTE 9 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of March 31, 2026 and December 31, 2025, respectively.
Table 66: Commitments to Extend Credit and Other Commitments

In millions	March 31, 2026	December 31, 2025
Commitments to extend credit
Commercial	$241,800	$236,142
Home equity	24,468	23,684
Credit card	41,231	39,536
Other	8,178	7,798
Total commitments to extend credit	315,677	307,160
Net outstanding standby letters of credit (a)	12,270	11,452
Standby bond purchase agreements (b)	1,051	1,026
Other commitments (c)	6,572	6,521
Total commitments to extend credit and other commitments	$335,570	$326,159
(a)Net outstanding standby letters of credit that support remarketing programs were $3.4 billion and $3.2 billion at March 31, 2026 and December 31, 2025, respectively.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.7 billion and $3.0 billion related to investments that qualify for PAM at March 31, 2026 and December 31, 2025, respectively. For additional information on PAM, refer to Note 1 Accounting Policies in our 2025 Form 10-K.

Commitments to Extend Credit

Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee and generally contain termination clauses in the event the customer’s credit quality deteriorates.

The PNC Financial Services Group, Inc. – Form 10-Q 71

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass at March 31, 2026, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2026 had terms ranging from less than one year to 11 years.

As of March 31, 2026, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at March 31, 2026 and is primarily included in Other liabilities on our Consolidated Balance Sheet.

NOTE 10 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three months ended March 31, 2026 and 2025 is as follows:
Table 67: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Three months ended
Balance at December 31, 2024 (a)	396	$2,717	$5,749	$12,961	$59,282	$(6,565)	$(19,719)	$44	$54,469
Net income	—	—	—	—	1,481	—	—	18	1,499
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,328	—	—	1,328
Cash dividends declared - Common	—	—	—	—	(639)	—	—	—	(639)
Cash dividends declared - Preferred	—	—	—	—	(71)	—	—	—	(71)
Preferred stock discount accretion	—	—	2	—	(2)	—	—	—	—
Treasury stock activity	—	—	—	102	—	—	(138)	—	(36)
Other	—	—	—	(83)	—	—	—	(16)	(99)
Balance at March 31, 2025 (a)	396	$2,717	$5,751	$12,980	$60,051	$(5,237)	$(19,857)	$46	$56,451
Balance at December 31, 2025 (a)	390	$2,717	$5,758	$13,164	$63,266	$(3,408)	$(20,912)	$51	$60,636
Net income	—	—	—	—	1,760	—	—	12	1,772
Other comprehensive income (loss), net of tax	—	—	—	—	—	(365)	—	—	(365)
Cash dividends declared - Common	—	—	—	—	(696)	—	—	—	(696)
Cash dividends declared - Preferred	—	—	—	—	(73)	—	—	—	(73)
Preferred stock discount accretion/premium amortization	—	—	1	—	(1)	—	—	—	—
Common stock activity (b)	14	69	—	2,832	—	—	—	—	2,901
Treasury stock activity	(2)	—	—	88	—	—	(656)	—	(568)
Other (c)	—	—	119	(36)	—	—	—	(14)	69
Balance at March 31, 2026 (a)	402	$2,786	$5,878	$16,048	$64,256	$(3,773)	$(21,568)	$49	$63,676
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)Includes $2.9 billion in common stock issuances related to the FirstBank acquisition.
(c)Includes $119 million in preferred stock issuances and $29 million in restricted stock acquisition consideration related to the FirstBank acquisition.

72    The PNC Financial Services Group, Inc. – Form 10-Q

Details of other comprehensive income (loss) are as follows:

Table 68: Other Comprehensive Income (Loss)

	Three months ended March 31
	2026			2025
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(289)	$71	$(218)	$748	$(182)	$566
Less: Net realized (losses) reclassified to earnings (a)	(130)	32	(98)	(181)	44	(137)
Net change	(159)	39	(120)	929	(226)	703
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(389)	95	(294)	631	(153)	478
Less: Net realized (losses) reclassified to earnings (a)	(57)	14	(43)	(194)	47	(147)
Net change	(332)	81	(251)	825	(200)	625
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	8	(2)	6	(2)	1	(1)
Net change	8	(2)	6	(2)	1	(1)
Other
Net unrealized gains (losses) on other transactions	1	(1)	—	(1)	2	1
Net change	1	(1)	—	(1)	2	1
Total other comprehensive income (loss)	$(482)	$117	$(365)	$1,751	$(423)	$1,328
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period service costs (credits), which are recorded in Noninterest expense on the Consolidated Income Statement.

Table 69: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at December 31, 2024	$(5,099)	$(1,314)	$(109)	$(43)	$(6,565)
Net activity	703	625	(1)	1	1,328
Balance at March 31, 2025 (a)	$(4,396)	$(689)	$(110)	$(42)	$(5,237)
Balance at December 31, 2025	$(3,303)	$(181)	$118	$(42)	$(3,408)
Net activity	(120)	(251)	6	—	(365)
Balance at March 31, 2026 (a)	$(3,423)	$(432)	$124	$(42)	$(3,773)
(a)AOCI included pre-tax losses of $225 million and $271 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity at March 31, 2026 and March 31, 2025, respectively.
The following table provides the dividends per share for PNC’s common and preferred stock:

Table 70: Dividends Per Share (a)

	Three months ended March 31
	2026	2025
Common Stock	$1.70	$1.60
Preferred Stock
Series B	$0.45	$0.45
Series T	$850	$850
Series U	$1,500	$1,500
Series V	$1,550	$1,550
Series W	$1,563	$1,563
Series X	$18	$—
(a)     Dividends are payable quarterly.

On April 2, 2026, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.70 per share paid on
May 5, 2026 to shareholders of record at the close of business April 14, 2026.
The PNC Financial Services Group, Inc. – Form 10-Q 73

NOTE 11 EARNINGS PER SHARE

Table 71: Basic and Diluted Earnings Per Common Share

	Three months ended March 31
In millions, except per share data	2026	2025
Basic
Net income	$1,772	$1,499
Less:
Net income attributable to noncontrolling interests	12	18
Preferred stock dividends	73	71
Preferred stock discount accretion and redemptions	1	2
Net income attributable to common shareholders	1,686	1,408
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	11	9
Net income attributable to basic common shareholders	$1,675	$1,399
Basic weighted-average common shares outstanding	405	398
Basic earnings per common share (a)	$4.13	$3.52
Diluted
Net income attributable to diluted common shareholders	$1,675	$1,399
Diluted weighted-average common shares outstanding	405	398
Diluted earnings per common share (a)	$4.13	$3.51
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

74    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 12 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 14 Fair Value in our 2025 Form 10-K. Additionally, for more information regarding the fair value of assets and liabilities from our FirstBank acquisition, see Note 2 Acquisition Activity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 14 Fair Value in our 2025 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 72: Fair Value Measurements – Recurring Basis Summary

	March 31, 2026				December 31, 2025
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale	$—	$508	$74	$582	$—	$552	$108	$660
Commercial mortgage loans held for sale	—	620	—	620	—	1,059	—	1,059
Securities available-for-sale
U.S. Treasury and government agencies	25,065	1,434	—	26,499	27,871	1,026	—	28,897
Residential mortgage-backed
Agency	—	35,653	—	35,653	—	30,663	—	30,663
Non-agency	—	—	533	533	—	—	548	548
Commercial mortgage-backed
Agency	—	3,412	—	3,412	—	3,372	—	3,372
Non-agency	—	147	79	226	—	173	79	252
Asset-backed	—	2,225	84	2,309	—	2,210	87	2,297
Other	—	2,385	55	2,440	—	2,051	55	2,106
Total securities available-for-sale	25,065	45,256	751	71,072	27,871	39,495	769	68,135
Loans	—	519	599	1,118	—	492	620	1,112
Equity investments (a)	718	—	2,341	3,408	820	—	2,503	3,642
Residential mortgage servicing rights	—	—	2,786	2,786	—	—	2,638	2,638
Commercial mortgage servicing rights	—	—	1,030	1,030	—	—	1,021	1,021
Trading securities (b)	2,401	4,265	—	6,666	2,662	4,104	—	6,766
Financial derivatives (b) (c)	6	3,074	5	3,085	6	2,660	6	2,672
Other assets	503	135	15	653	506	162	14	682
Total assets (d)	$28,693	$54,377	$7,601	$91,020	$31,865	$48,524	$7,679	$88,387
Liabilities
Interest-bearing deposits	$—	$728	$—	$728	$—	$3,642	$—	$3,642
Other borrowed funds	1,042	250	5	1,297	752	189	7	948
Financial derivatives (c) (e)	7	3,967	35	4,009	1	3,546	79	3,626
Other liabilities	—	21	137	158	—	23	137	160
Total liabilities (f)	$1,049	$4,966	$177	$6,192	$753	$7,400	$223	$8,376
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at March 31, 2026 and December 31, 2025 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 13 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 15% at both March 31, 2026 and December 31, 2025. Level 3 assets as a percentage of total assets at fair value was 8% and 9% at March 31, 2026 and December 31, 2025, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both March 31, 2026 and December 31, 2025.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% and 2% at March 31, 2026 and December 31, 2025, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 3% at both March 31, 2026 and December 31, 2025. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both March 31, 2026 and December 31, 2025.
The PNC Financial Services Group, Inc. – Form 10-Q 75

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2026 and 2025 are as follows:

Table 73: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended March 31, 2026

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2026 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2025	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Impact from FirstBank Acquisition	Fair Value Mar. 31, 2026
Assets
Residential mortgage loans held for sale	$108	$—		$—	$—	$(33)	$—	$(2)	$2	$(1)	(d)	$—	$74	$—
Securities available-for-sale
Residential mortgage- backed non-agency	548	3		(3)	—	—	—	(15)	—	—		—	533	—
Commercial mortgage- backed non-agency	79	—		—	—	—	—	—	—	—		—	79	—
Asset-backed	87	—		—	—	—	—	(3)	—	—		—	84	—
Other	55	1		—	—	—	—	(1)	—	—		—	55	—
Total securities available-for-sale	769	4		(3)	—	—	—	(19)	—	—		—	751	—
Loans	620	2		—	6	—	—	(19)	—	(10)	(d)	—	599	2
Equity investments	2,503	(26)		—	58	(194)	—	—	—	—		—	2,341	(36)
Residential mortgage servicing rights	2,638	(13)		—	214	—	10	(73)	—	—		10	2,786	(13)
Commercial mortgage servicing rights	1,021	49		—	16	—	15	(71)	—	—		—	1,030	49
Financial derivatives	6	8		—	—	—	—	(9)	—	—		—	5	9
Other assets	14	—		—	1	—	—	—	—	—		—	15	—
Total assets	$7,679	$24		$(3)	$295	$(227)	$25	$(193)	$2	$(11)		$10	$7,601	$11
Liabilities
Other borrowed funds	$7	$—		$—	$—	$—	$3	$(5)	$—	$—		$—	$5	$—
Financial derivatives	79	25		—	—	8	—	(77)	—	—		—	35	32
Other liabilities	137	(5)		—	—	—	214	(209)	—	—		—	137	(1)
Total liabilities	$223	$20		$—	$—	$8	$217	$(291)	$—	$—		$—	$177	$31
Net gains (losses)		$4	(e)											$(20)	(f)

76    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended March 31, 2025

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2025 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2024	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2025
Assets
Residential mortgage loans held for sale	$68	$—		$—	$41	$—	$—	$(4)	$4	$(5)	(d)	$104	$—
Commercial mortgage loans held for sale	4	—		—	—	—	—	—	—	—		4	—
Securities available-for-sale
Residential mortgage- backed non-agency	603	2		8	—	—	—	(17)	—	—		596	—
Commercial mortgage- backed non-agency	103	(3)		(1)	—	—	—	—	—	—		99	(3)
Asset-backed	93	1		1	—	—	—	(3)	—	—		92	—
Other	54	—		—	—	—	—	—	—	—		54	—
Total securities available-for-sale	853	—		8	—	—	—	(20)	—	—		841	(3)
Loans	670	5		—	7	—	—	(19)	—	—		663	5
Equity investments	2,111	46		—	176	(110)	—	—	—	—		2,223	25
Residential mortgage servicing rights	2,626	(51)		—	1	—	7	(60)	—	—		2,523	(51)
Commercial mortgage servicing rights	1,085	(2)		—	27	—	9	(78)	—	—		1,041	(2)
Financial derivatives	4	13		—	—	—	—	(7)	—	—		10	13
Other assets	10	—		—	2	—	—	—	—	—		12	—
Total assets	$7,431	$11		$8	$254	$(110)	$16	$(188)	$4	$(5)		$7,421	$(13)
Liabilities
Other borrowed funds	$10	$—		$—	$—	$—	$5	$(2)	$—	$—		$13	$—
Financial derivatives	150	37		—	—	—	—	(26)	—	—		161	38
Other liabilities	177	10		—	—	—	—	(58)	—	—		129	7
Total liabilities	$337	$47		$—	$—	$—	$5	$(86)	$—	$—		$303	$45
Net gains (losses)		$(36)	(e)										$(58)	(f)
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
(e)Net gains (losses) realized and unrealized included in earnings related to Level 3 assets and liabilities included amortization and accretion. The amortization and accretion amounts are included in Interest income on the Consolidated Income Statement and the remaining net gains (losses) realized and unrealized are included in Noninterest income on the Consolidated Income Statement.
(f)Net unrealized gains (losses) related to assets and liabilities held at the end of the reporting period are included in Noninterest income on the Consolidated Income Statement.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels.
The PNC Financial Services Group, Inc. – Form 10-Q 77

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 74: Fair Value Measurements – Recurring Quantitative Information

March 31, 2026

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
March 31, 2026
Residential mortgage-backed non-agency securities	533	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 23.1% (2.1%)
			Constant default rate	0.0% - 13.5% (2.0%)
			Loss severity	41.9% weighted-average
			Spread over the benchmark curve (b)	158bps weighted-average
Loans - residential real estate non- government insured	460	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (53.5%)
			Loss severity	5.2% weighted-average
			Discount rate	5.5% - 7.5% (5.7%)
Equity investments	2,341	Multiple of adjusted earnings	Multiple of earnings	5.5x - 22.0x (10.8x)
Residential mortgage servicing rights	2,786	Discounted cash flow	Constant prepayment rate	0.0% - 42.9% (6.8%)
			Spread over the benchmark curve (b)	343bps - 1,658bps (709bps)
Commercial mortgage servicing rights	1,030	Discounted cash flow	Constant prepayment rate	4.2% - 7.1% (4.4%)
			Discount rate	8.8% - 11.1% (10.8%)
Insignificant Level 3 assets, net of liabilities (d)	274
Total Level 3 assets, net of liabilities (e)	$7,424
December 31, 2025
Residential mortgage loans held for sale	$108	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (33.8%)
			Loss severity	5.7% weighted-average
			Discount rate	5.5% - 9.0% (5.9%)
Residential mortgage-backed non-agency securities	548	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 23.1% (3.7%)
			Constant default rate	0.0% - 13.5% (1.9%)
			Loss severity	15.0% - 100.0% (42.5%)
			Spread over the benchmark curve (b)	176bps weighted-average
Loans - residential real estate non-government insured	474	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (52.7%)
			Loss severity	5.0% weighted-average
			Discount rate	5.5% - 7.5% (5.7%)
Equity investments	2,503	Multiple of adjusted earnings	Multiple of earnings	5.5x - 24.0x (10.8x)
Residential mortgage servicing rights	2,638	Discounted cash flow	Constant prepayment rate	0.0% - 41.4% (6.7%)
			Spread over the benchmark curve (c)	314bps - 3,270bps (734bps)
Commercial mortgage servicing rights	1,021	Discounted cash flow	Constant prepayment rate	4.3% - 7.0% (4.4%)
			Discount rate	8.7% - 10.9% (10.6%)
Insignificant Level 3 assets, net of liabilities (d)	164
Total Level 3 assets, net of liabilities (e)	$7,456
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
(d)Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, certain debt securities available-for-sale, government insured residential real estate loans, home equity loans, other assets, other borrowed funds and other liabilities. At March 31, 2026, this amount also includes residential mortgage loans held for sale.
(e)Consists of total Level 3 assets of $7.6 billion and total Level 3 liabilities of $0.2 billion as of March 31, 2026 and $7.7 billion and $0.2 billion as of December 31, 2025, respectively.

78    The PNC Financial Services Group, Inc. – Form 10-Q

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 75. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 14 Fair Value in our 2025 Form 10-K.

Assets measured at fair value on a nonrecurring basis follow:

Table 75: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2026	December 31 2025	March 31 2026	March 31 2025
Assets
Nonaccrual loans	$398	$510	$(28)	$(83)
Equity investments	51	147	(6)	(6)
Loans held for sale	—	13	—	(4)
OREO, foreclosed and other assets	48	49	(1)	—
Long-lived assets	6	6	(1)	(2)
Total assets	$503	$725	$(36)	$(95)
(a)All Level 3 for the periods presented except for $13 million included in Loans held for sale categorized as Level 2 at December 31, 2025.
(b)Valuation techniques applied are fair value of property or collateral and discounted cash flow.
(c)Unobservable inputs used are appraised value/sales price, broker opinions, market rate of return or projected income/required improvement costs. Additional quantitative information is not meaningful for the periods presented.

The PNC Financial Services Group, Inc. – Form 10-Q 79

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 14 Fair Value in our 2025 Form 10-K.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 76: Fair Value Option – Fair Value and Principal Balances

	March 31, 2026			December 31, 2025
In millions	Fair Value (a)	Aggregate Unpaid Principal Balance	Difference	Fair Value (a)	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$562	$563	$(1)	$641	$636	$5
Accruing loans 90 days or more past due	6	6	—	5	5	—
Nonaccrual loans	14	16	(2)	14	15	(1)
Total	$582	$585	$(3)	$660	$656	$4
Commercial mortgage loans held for sale (b) (c)
Accruing loans less than 90 days past due	$620	$617	$3	$1,059	$1,059	$—
Loans
Accruing loans less than 90 days past due	$704	$785	$(81)	$716	$796	$(80)
Accruing loans 90 days or more past due	190	202	(12)	159	172	(13)
Nonaccrual loans	224	311	(87)	237	327	(90)
Total	$1,118	$1,298	$(180)	$1,112	$1,295	$(183)
Other assets	$135	$131	$4	$162	$154	$8
Liabilities
Interest-bearing deposits	$728	$729	$(1)	$3,642	$3,641	$1
Other borrowed funds	$34	$35	$(1)	$31	$32	$(1)
Other liabilities with contractual unpaid principal balance	$23	$25	$(2)	$23	$25	$(2)
Other liabilities without contractual unpaid principal balance	$126	$—	$126	$122	$—	$122
(a)Amounts exclude accrued interest.
(b)There were no accruing loans 90 days or more past due within this category at March 31, 2026 or December 31, 2025.
(c)There were no nonaccrual loans within this category at March 31, 2026 or December 31, 2025.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 77: Fair Value Option – Changes in Fair Value Included in Earnings (a)(b)

	Gains (Losses)
	Three months ended
	March 31	March 31
In millions	2026	2025
Assets
Residential mortgage loans held for sale	$7	$(4)
Commercial mortgage loans held for sale	$16	$11
Loans	$4	$7
Other assets	$1	$(9)
Liabilities
Interest-bearing deposits	$1	$(1)
Other liabilities	$1	$(7)
(a)Amounts exclude interest income and interest expense.
(b)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

80    The PNC Financial Services Group, Inc. – Form 10-Q

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of March 31, 2026 and December 31, 2025. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 78, see Note 14 Fair Value in our 2025 Form 10-K.

Table 78: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
March 31, 2026
Assets
Cash and due from banks	$5,646	$5,646	$5,646	$—	$—
Interest-earning deposits with banks	26,053	26,053	25,288	765	—
Securities held-to-maturity	72,045	69,468	16,869	52,440	159
Net loans (excludes leases)	348,137	346,057	—	—	346,057
Other assets	5,677	5,677	—	5,677	—
Total assets	$457,558	$452,901	$47,803	$58,882	$346,216
Liabilities
Time deposits	$33,216	$33,396	$—	$33,396	$—
Borrowed funds	65,301	66,082	—	65,647	435
Unfunded lending related commitments	832	832	—	—	832
Other liabilities	1,234	1,234	—	1,234	—
Total liabilities	$100,583	$101,544	$—	$100,277	$1,267
December 31, 2025
Assets
Cash and due from banks	$6,777	$6,777	$6,777	$—	$—
Interest-earning deposits with banks	32,936	32,936	31,975	961	—
Securities held-to-maturity	70,109	67,979	19,564	48,247	168
Net loans (excludes leases)	318,869	316,005	—	—	316,005
Other assets	5,109	5,109	—	5,109	—
Total assets	$433,800	$428,806	$58,316	$54,317	$316,173
Liabilities
Time deposits	$30,361	$30,576	$—	$30,576	$—
Borrowed funds	56,097	57,289	—	56,793	496
Unfunded lending related commitments	818	818	—	—	818
Other liabilities	1,091	1,091	—	1,091	—
Total liabilities	$88,367	$89,774	$—	$88,460	$1,314

The aggregate fair values in Table 78 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 72),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
•lease financing,
•loan customer relationships,
•deposit customer intangibles,
•retail branch networks,
•fee-based businesses, such as asset management and brokerage,
•trade receivables and payables due in one year or less,
•deposit liabilities with no defined or contractual maturities under ASU 2016-01, and
•insurance contracts.

The PNC Financial Services Group, Inc. – Form 10-Q 81

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

For more information regarding derivatives, see Note 1 Accounting Policies and Note 15 Financial Derivatives in our 2025 Form 10-K.

82    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us.
Table 79: Total Gross Derivatives (a)

	March 31, 2026			December 31, 2025
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives designated for hedging
Interest rate contracts (d):
Fair value hedges	$59,190	$—	$—	$60,799	$—	$—
Cash flow hedges	83,382	16	—	59,994	—	—
Foreign exchange contracts:
Net investment hedges	1,449	21	—	1,387	—	6
Total derivatives designated for hedging	$144,021	$37	$—	$122,180	$—	$6
Derivatives not designated for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$41,503	$—	$—	$34,357	$—	$—
Futures (f)	6,635	—	—	9,915	—	—
Mortgage-backed commitments	5,714	73	63	6,199	69	60
Other	10,661	27	23	12,438	25	16
Total interest rate contracts	64,513	100	86	62,909	94	76
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	394,936	1,228	2,328	409,522	1,459	2,383
Futures (f)	28	—	—	45	—	—
Mortgage-backed commitments	7,049	27	15	8,278	7	12
Other	41,407	96	90	36,493	58	49
Total interest rate contracts	443,420	1,351	2,433	454,338	1,524	2,444
Commodity contracts:
Swaps	6,108	508	483	5,129	315	288
Other	10,136	470	470	7,904	234	234
Total commodity contracts	16,244	978	953	13,033	549	522
Foreign exchange contracts and other	47,266	520	468	43,025	493	417
Total derivatives for customer-related activities	506,930	2,849	3,854	510,396	2,566	3,383
Derivatives used for other risk management activities:
Foreign exchange contracts and other	20,439	99	69	18,553	12	161
Total derivatives not designated for hedging	$591,882	$3,048	$4,009	$591,858	$2,672	$3,620
Total gross derivatives	$735,903	$3,085	$4,009	$714,038	$2,672	$3,626
Less: Impact of legally enforceable master netting agreements		1,440	1,440		1,158	1,158
Less: Cash collateral received/paid		505	747		494	743
Total derivatives		$1,140	$1,822		$1,020	$1,725
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

In the 12 months that follow March 31, 2026, we expect to reclassify net derivative losses of $71 million pre-tax, or $55 million after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2026. As of March 31, 2026, the maximum length of time over which forecasted transactions are hedged is ten years.

84    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 80: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b) (c)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended March 31, 2026
Total amounts reported on the Consolidated Income Statement	$4,792	$1,202	$748	$125
Gains (losses) on fair value hedges recognized on:
Hedged items (d)	$—	$(143)	$200	$—
Derivatives	$—	$140	$(198)	$—
Amounts related to interest settlements on derivatives	$—	$(3)	$(36)	$—
Gains (losses) on cash flow hedges (e):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(51)	$(6)	$—	$—
Other amounts related to interest settlements on derivatives	$(3)	$—	$—	$—
For the three months ended March 31, 2025
Total amounts reported on the Consolidated Income Statement	$4,472	$1,124	$846	$137
Gains (losses) on fair value hedges recognized on:
Hedged items (d)	$—	$329	$(558)	$—
Derivatives	$—	$(329)	$562	$—
Amounts related to interest settlements on derivatives	$—	$24	$(96)	$—
Gains (losses) on cash flow hedges (e):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(189)	$(7)	$—	$2
Other amounts related to interest settlements on derivatives	$5	$—	$—	$—
(a)For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.
(b)All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.
(c)Gains (losses) on fair value hedges related to deposits are included in Deposits interest expense on our Consolidated Income Statement and were insignificant for all periods presented.
(d)Includes an insignificant amount of fair value hedge adjustments related to discontinued hedge relationships.
(e)For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 81: Hedged Items - Fair Value Hedges

	March 31, 2026		December 31, 2025
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available-for-sale (b)	$19,096	$(19)	$22,651	$174
Borrowed funds	$39,534	$(301)	$39,945	$(101)
Deposits	$200	$—	$100	$—
(a)Includes an insignificant amount of fair value hedge adjustments related to discontinued available-for-sale securities and borrowed funds hedge relationships at both March 31, 2026 and December 31, 2025.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $27 million for the three months ended March 31, 2026 compared to $(41) million for the three months ended March 31, 2025.
The PNC Financial Services Group, Inc. – Form 10-Q 85

Derivatives Not Designated as Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 15 Financial Derivatives in our 2025 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 82: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended March 31
In millions	2026	2025
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(18)	$85
Derivatives used for customer-related activities:
Interest rate contracts	29	(21)
Foreign exchange contracts and other	56	68
Gains from customer-related activities (b)	85	47
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	76	(174)
Total gains (losses) from derivatives not designated as hedging instruments	$143	$(42)
(a)Included in Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
(b)Included in Capital markets and advisory and Other noninterest income on our Consolidated Income Statement.
(c)Included in Capital markets and advisory and Other noninterest income and Deposits interest expense on our Consolidated Income Statement.

Offsetting and Counterparty Credit Risk

We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting and counterparty credit risk, see Note 15 Financial Derivatives in our 2025 Form 10-K.

Table 83 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at March 31, 2026 and December 31, 2025. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 83 includes OTC derivatives not settled through an exchange (“OTC derivatives”) and OTC derivatives cleared through a central clearing house (“OTC cleared derivatives”). OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house that then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

86    The PNC Financial Services Group, Inc. – Form 10-Q

Table 83: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
March 31, 2026
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$55	$—	$—	$55		$—	$55
Over-the-counter	1,412	739	291	382		30	352
Commodity contracts	978	528	106	344		9	335
Foreign exchange and other contracts	640	173	108	359		2	357
Total derivative assets	$3,085	$1,440	$505	$1,140	(a)	$41	$1,099
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$21	$—	$—	$21		$—	$21
Over-the-counter	2,498	557	601	1,340		32	1,308
Commodity contracts	953	636	66	251		—	251
Foreign exchange and other contracts	537	247	80	210		2	208
Total derivative liabilities	$4,009	$1,440	$747	$1,822	(b)	$34	$1,788
December 31, 2025
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$10	$—	$—	$10		$—	$10
Over-the-counter	1,608	715	353	540		61	479
Commodity contracts	549	328	96	125		13	112
Foreign exchange and other contracts	505	115	45	345		2	343
Total derivative assets	$2,672	$1,158	$494	$1,020	(a)	$76	$944
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$17	$—	$—	$17		$—	$17
Over-the-counter	2,503	615	616	1,272		29	1,243
Commodity contracts	522	305	8	209		—	209
Foreign exchange and other contracts	584	238	119	227		—	227
Total derivative liabilities	$3,626	$1,158	$743	$1,725	(b)	$29	$1,696
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

At March 31, 2026, cash and debt securities (primarily agency mortgage-backed securities) totaling $2.0 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $2.1 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
The PNC Financial Services Group, Inc. – Form 10-Q 87

Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2026 and December 31, 2025.
Table 84: Credit-Risk Contingent Features

In billions	March 31, 2026	December 31, 2025
Net derivative liabilities with credit-risk contingent features	$2.4	$2.3
Less: Collateral posted	0.8	0.8
Maximum additional amount of collateral exposure	$1.6	$1.5
NOTE 14 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 14 as well as those matters disclosed in Note 20 Legal Proceedings in our 2025 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2026, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 20 Legal Proceedings in our 2025 Form 10-K, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to some of the Disclosed Matters, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

Interchange Litigation
In two of the opt-out cases in the Southern District of New York, Target Corporation et al., v. Visa Inc., et al., No. 13 Civ. 3477 (AKH) and 7-Eleven Inc. et al., v. Visa Inc. et al., No. 13 Civ. 4443 (AKH), as of April 2026, all of the plaintiffs have entered into settlement agreements with the defendants and their claims have been dismissed. Certain other merchants’ claims are pending in other actions. PNC is not named as a defendant in the cases.

See Note 17 Subsequent Events for a discussion of Visa’s recently announced exchange offer for Visa Class B-2 common shares.

Regulatory and Governmental Inquiries
We are the subject of investigations, audits, examinations and other forms of regulatory and governmental inquiry covering a broad

88    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q 89

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
Results of our reportable business segments for the three months ended March 31, 2026 and 2025 are as follows:
Table 85: Business Segment Results

Three months ended March 31	Retail Banking		Corporate & Institutional Banking		Asset Management Group
In millions	2026	2025	2026	2025	2026	2025
Net interest income (a)(b)	$3,198	$2,836	$1,817	$1,628	$189	$174
Noninterest income	770	706	1,144	978	262	243
Total revenue (a)(b)	3,968	3,542	2,961	2,606	451	417
Provision for credit losses	124	168	77	49	5	1
Noninterest expense (c)
Personnel	571	538	460	376	125	121
Segment allocations (d)	1,088	967	424	383	127	117
Depreciation and amortization	132	86	46	51	10	8
Other (e)	324	311	146	146	30	33
Total noninterest expense	2,115	1,902	1,076	956	292	279
Income before income taxes and noncontrolling interests (a)(b)	1,729	1,472	1,808	1,601	154	137
Income taxes (a)(b)	402	342	403	353	36	32
Net income (a)(b)	1,327	1,130	1,405	1,248	118	105
Less: Net income attributable to noncontrolling interests	7	9	5	4	—	—
Net income excluding noncontrolling interests (a)(b)	$1,320	$1,121	$1,400	$1,244	$118	$105
Average Assets (a)	$130,616	$115,176	$249,789	$227,069	$14,804	$14,482
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

90    The PNC Financial Services Group, Inc. – Form 10-Q

The following table represents reconciliations of financial results for the three reportable business segments to our consolidated reporting.
Table 86: Reconciliation of Business Segment Results to Consolidated

Three months ended March 31
In millions	2026	2025
Revenues
Total business segment revenue (a)	$7,380	$6,565
Revenues from other activities (a)	(1,215)	(1,113)
Total revenue	$6,165	$5,452
Noninterest Expense
Total business segment noninterest expense (b)	$3,483	$3,137
Noninterest expense from other activities (b)	285	250
Total noninterest expense	$3,768	$3,387
Net Income
Total business segment net income (a)	$2,850	$2,483
Net income (loss) from other activities (a)	(1,078)	(984)
Net income	$1,772	$1,499
Average Assets
Total business segment average assets	$395,209	$356,727
Average assets from other activities	206,253	199,650
Total average assets	$601,462	$556,377
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

NOTE 16 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
As more fully described in Note 23 Fee-based Revenue from Contracts with Customers in our 2025 Form 10-K, a subset of our noninterest income relates to certain fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606).
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
Table 87 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams reported on our Consolidated Income Statement. For a description of the fee-based revenue and how it is recognized for each segment’s principal products and services, see Note 23 Fee-based Revenue from Contracts with Customers in our 2025 Form 10-K.
The PNC Financial Services Group, Inc. – Form 10-Q 91

Table 87: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	2026			2025
Three months ended March 31	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees	$—	$—	$259	$—	$—	$239
Brokerage fees	161	—	—	152	—	—
Total asset management and brokerage	161	—	259	152	—	239
Card and cash management
Treasury management fees	10	408	—	10	390	—
Debit card fees	186	—	—	169	—	—
Net credit card fees (a)	52	—	—	41	—	—
Merchant services	31	19	—	35	17	—
Other	19	—	—	20	—	—
Total card and cash management	298	427	—	275	407	—
Lending and deposit services
Deposit account fees	177	—	—	161	—	—
Other	16	7	—	17	7	—
Total lending and deposit services	193	7	—	178	7	—
Residential and commercial mortgage (b)	—	32	—	—	29	—
Capital markets and advisory	—	309	—	—	217	—
Other	—	18	—	—	11	—
Total in-scope noninterest income	652	793	259	605	671	239
Out-of-scope noninterest income (c)	118	351	3	101	307	4
Noninterest income by business segment	$770	$1,144	$262	$706	$978	$243
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$1,704			$1,515
Out-of-scope business segment noninterest income (c)			472			412
Noninterest income from other activities (d)			28			49
Noninterest income as reported on the Consolidated Income Statement			$2,204			$1,976
(a)Net credit card fees consist of interchange fees of $176 million and $162 million and credit card reward costs totaled $124 million and $121 million for the three months ended March 31, 2026 and 2025, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
(d)Includes residual activities from corporate operations. For additional information, see Note 15 Segment Reporting.

NOTE 17 SUBSEQUENT EVENTS

On April 13, 2026, Visa commenced a second exchange offer that will allow PNC to convert its Visa Class B-2 common shares into approximately equal amounts of Visa Class B-3 common shares and Visa Class C common shares. The exchange period is set to close on or about May 8, 2026. PNC intends to fully participate in the exchange. Subject to certain restrictions, the Class C shares may be sold on the open market, at which point they will be automatically converted into Visa’s Class A common stock at the then-applicable conversion rate. The Visa Class B-3 common shares will remain subject to the same restrictions that were imposed on the Visa Class B-2 common shares. PNC will also be required to agree to a make-whole agreement that subjects PNC to the same indemnity obligations to Visa as prior to participation in this exchange program.

On May 5, 2026, PNC announced the redemption on May 13, 2026 of all outstanding 4.543% senior fixed-to-floating rate notes due May 13, 2027 issued by PNC Bank, National Association in the amount of $1.25 billion. The redemption price will be equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date of May 13, 2026 .

92    The PNC Financial Services Group, Inc. – Form 10-Q

GLOSSARY

DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2025 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	LCR	Liquidity coverage ratio
ALCO	Asset and Liability Committee	LGD	Loss given default
ALLL	Allowance for loan and lease losses	LIHTC	Low income housing tax credit
AOCI	Accumulated other comprehensive income	LLC	Limited liability company
ASC	Accounting Standards Codification	LTV	Loan-to-value ratio
ASU	Accounting Standards Update	MSR	Mortgage servicing right
BHC	Bank holding company	NII	Net interest income
bps	Basis points	NMTC	New market tax credit
CCAR	Comprehensive Capital Analysis and Review	NSFR	Net stable funding ratio
CECL	Current Expected Credit Losses	OCC	Office of the Comptroller of the Currency
CET1	Common equity tier 1	OCI	Other comprehensive income
CODM	Chief operating decision maker	OREO	Other real estate owned
CRA	Community Reinvestment Act	OTC	Over-the-counter
EVE	Economic value of equity	PAM	Proportional amortization method
FDIC	Federal Deposit Insurance Corporation	PCD	Purchased credit deteriorated
FDM	Financial difficulty modification	PD	Probability of default
FHLB	Federal Home Loan Bank	PSL	Purchased Seasoned Loan
FHLMC	Federal Home Loan Mortgage Corporation	RAC	Reserve Adequacy Committee
FICO	Fair Isaac Corporation (credit score)	ROAP	Removal of account provisions
FNMA	Federal National Mortgage Association	SCB	Stress capital buffer
FOMC	Federal Open Market Committee	SEC	Securities and Exchange Commission
FRB	Federal Reserve Bank	S&P	Standard & Poor’s
FTP	Funds transfer pricing	SOFR	Secured Overnight Financing Rate
GAAP	Accounting principles generally accepted in the United States of America	SPE	Special purpose entity
GDP	Gross domestic product	U.S.	United States of America
GNMA	Government National Mortgage Association	VaR	Value-at-risk
ISDA	International Swaps and Derivatives Association	VIE	Variable interest entity
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 14 Legal Proceedings, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There are no material changes from any of the risk factors previously disclosed in our 2025 Form 10-K in response to Part I, Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
The PNC Financial Services Group, Inc. – Form 10-Q 93

Equity Security Repurchases
Details of our repurchases of PNC common stock during the first quarter of 2026 are included in the following table.

2026 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 - 31	669	$222.42	667	34,077
February 1 - 28	1,456	$229.84	935	33,142
March 1 - 31	1,595	$205.42	1,592	31,550
Total	3,720	$218.03	3,194
(a)Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. See Note 16 Employee Benefit Plans and Note 17 Stock Based Compensation Plans in our 2025 Form 10-K, which include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)The SCB framework permits capital return in amounts in excess of SCB minimum levels. Consistent with this framework, PNC had approximately 32% of the 100 million common shares still available for repurchase at March 31, 2026 under the repurchase program previously approved by our Board of Directors. Share repurchase activity in the second quarter of 2026 is expected to approximate $600 million to $700 million. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC's SCB beginning October 1, 2025 through September 30, 2027 is the regulatory minimum of 2.5%.

ITEM 5. OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of PNC’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

10.34	The PNC Financial Services Group, Inc. 2026 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.34 of PNC’s Current Report on Form 8-K filed April 24, 2026

10.35	The PNC Financial Services Group, Inc. 2026 Omnibus Equity Incentive Plan Directors Deferred Stock Unit Program effective June 1, 2026

10.36	2026 Omnibus Equity Incentive Plan Form of Directors Deferred Stock Unit Award Notice

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

94    The PNC Financial Services Group, Inc. – Form 10-Q

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
The PNC Financial Services Group, Inc. – Form 10-Q 95

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
Dividend Policy
Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors currently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process, which includes setting PNC’s SCB, as described in the Capital Management portion of the Risk Management section of this Report and in the Supervision and Regulation section in Item 1 of our 2025 Form 10-K.
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
Stock Transfer Agent and Registrar
Computershare
150 Royall Street, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 5, 2026 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

96    The PNC Financial Services Group, Inc. – Form 10-Q