Form 10-Q
period 2026-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2026-08-05
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
    Yes  ☐  No  ☒
As of July 20, 2026, there were 398,943,667 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2026 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with Items 7, 8 and 9A of our 2025 Annual Report on Form 10-K (our “2025 Form 10-K”). For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and Item 7 in our 2025 Form 10-K; Item 1A Risk Factors included in our 2025 Form 10-K; and the Commitments and Legal Proceedings Notes included in this Report and our first quarter 2026 Form 10-Q and Item 8 of our 2025 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2025 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 15 Segment Reporting for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC,” “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

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

In June 2026, PNC converted approximately 780,000 customers, more than 1,620 employees and 95 branches across Colorado and Arizona, merging FirstBank into PNC Bank. PNC’s results for the second quarter of 2026 include the full quarter benefit of FirstBank. First quarter of 2026 results included FirstBank operations since acquisition close on January 5, 2026.

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
Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended			Six months ended
	June 30	March 31	June 30	June 30	June 30
	2026	2026	2025	2026	2025
Summary of Operations
Net interest income	$4,107	$3,961	$3,555	$8,068	$7,031
Noninterest income	2,768	2,204	2,106	4,972	4,082
Total revenue	6,875	6,165	5,661	13,040	11,113
Provision for credit losses	191	210	254	401	473
Noninterest expense	4,098	3,768	3,383	7,866	6,770
Income before income taxes and noncontrolling interests	2,586	2,187	2,024	4,773	3,870
Income taxes	531	415	381	946	728
Net income	$2,055	$1,772	$1,643	$3,827	$3,142
Net income attributable to common shareholders	$1,953	$1,686	$1,542	$3,639	$2,950
Per Common Share
Basic	$4.82	$4.13	$3.86	$8.95	$7.37
Diluted	$4.81	$4.13	$3.85	$8.94	$7.37
Book value per common share	$145.52	$143.65	$131.61
Performance Ratios
Net interest margin (non-GAAP) (a)	2.96%	2.95%	2.80%	2.96%	2.79%
Noninterest income to total revenue	40%	36%	37%	38%	37%
Efficiency	60%	61%	60%	60%	61%
Return on:
Average common shareholders’ equity	13.61%	11.92%	12.20%	12.77%	11.91%
Average assets	1.34%	1.19%	1.17%	1.27%	1.13%
(a)See explanation and reconciliation of this non-GAAP measure in the Average Consolidated Balance Sheet and Net Interest Analysis and Non-GAAP Financial Information sections of this Item 2.

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	June 30 2026	December 31 2025	June 30 2025
Balance Sheet Highlights
Assets	$616,034	$573,572	$559,107
Loans	$367,953	$331,481	$326,340
Allowance for loan and lease losses	$4,652	$4,410	$4,523
Interest-earning deposits with banks	$22,794	$32,936	$24,455
Investment securities	$149,506	$138,240	$142,348
Total deposits	$449,792	$440,866	$426,696
Borrowed funds	$85,723	$57,101	$60,424
Total shareholders’ equity	$64,008	$60,585	$57,607
Common shareholders’ equity	$58,131	$54,828	$51,854
Other Selected Ratios
Common equity tier 1	9.9%	10.6%	10.5%
Loans to deposits	82%	75%	76%
Common shareholders’ equity to total assets	9.4%	9.6%	9.3%

Income Statement Highlights

Net income of $2.1 billion, or $4.81 per diluted common share, for the second quarter of 2026 increased $283 million, or 16%, compared to $1.8 billion, or $4.13 per diluted common share, for the first quarter of 2026, primarily due to higher noninterest income and net interest income, partially offset by higher noninterest expense.
•For the three months ended June 30, 2026 compared to the three months ended March 31, 2026:
•Total revenue of $6.9 billion increased $710 million, or 12%.
2 The PNC Financial Services Group, Inc. – Form 10-Q

•Net interest income of $4.1 billion increased $146 million, or 4%, and included the benefit of commercial loan growth and higher noninterest-bearing deposit balances.
•Net interest margin increased 1 basis point to 2.96%.
•Noninterest income of $2.8 billion increased $564 million, or 26%, reflecting higher capital markets and advisory revenue as well as $6 million of integration costs related to the FirstBank acquisition and second quarter significant items including:
•A $448 million gain resulting from PNC’s participation in the Visa exchange program;
•A securities loss of $139 million related to the repositioning of the available-for-sale investment securities portfolio; and
•Visa derivative adjustments of negative $85 million, driven by the extension of anticipated litigation resolution timing.
•Provision for credit losses was $191 million in the second quarter of 2026 and reflected portfolio activity as well as updates to macroeconomic factors. The first quarter of 2026 included a provision for credit losses of $210 million.
•Noninterest expense increased $330 million, or 9%, and included higher personnel costs as a result of increased business activity as well as second quarter of 2026 integration expenses related to the FirstBank acquisition of $121 million and a PNC Foundation contribution expense of $140 million pre-tax. The first quarter of 2026 included $97 million of FirstBank integration expenses.

Net income of $3.8 billion or $8.94 per diluted common share, for the first six months of 2026 increased $685 million, or 22%, compared to $3.1 billion, or $7.37 per diluted common share, for the same period in 2025, reflecting higher net interest income and noninterest income, partially offset by increased noninterest expense.
•For the six months ended June 30, 2026 compared to the six months ended June 30, 2025:
•Total revenue increased $1.9 billion, or 17%.
•Net interest income increased $1.0 billion, or 15%, reflecting the benefit of FirstBank, loan growth and lower funding costs.
•Net interest margin increased 17 basis points and included the continued benefit of fixed rate asset repricing.
•Noninterest income increased $890 million, or 22%, reflecting higher capital markets and advisory revenue as well as $7 million of integration costs related to the FirstBank acquisition and second quarter 2026 significant items including:
•A $448 million gain resulting from PNC’s participation in the Visa exchange program;
•A securities loss of $139 million related to the repositioning of the available-for-sale investment securities portfolio; and
•Visa derivative adjustments of negative $117 million in the first six months of 2026, driven by the extension of anticipated litigation resolution timing.
•Provision for credit losses was $401 million for the first six months of 2026, and reflected portfolio activity as well as updates to macroeconomic factors. The first six months of 2025 included a provision for credit losses of $473 million.
•Noninterest expense increased $1.1 billion, or 16%, compared to the first six months of 2025, reflecting FirstBank operating expenses, higher personnel costs as a result of increased business activity and $218 million of integration expenses related to the FirstBank acquisition, as well as a PNC Foundation contribution expense of $140 million pre-tax.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was well positioned at June 30, 2026. In comparison to December 31, 2025:
•Total assets of $616.0 billion increased $42.5 billion, or 7%, reflecting higher loans and securities balances, including the impact of the FirstBank acquisition, partially offset by lower balances held with the FRB.
•Total loans of $368.0 billion increased $36.5 billion, or 11%.
•Total commercial loans increased $31.4 billion, or 14%, to $263.9 billion, reflecting new production and higher utilization of loan commitments as well as the addition of FirstBank loans.
•Total consumer loans increased $5.1 billion, or 5%, to $104.1 billion, primarily driven by the benefit of acquired FirstBank residential mortgage loans, partially offset by declines in the automobile portfolio as paydowns outpaced originations.
•Investment securities increased $11.3 billion, or 8%, to $149.5 billion, including net purchase activity of agency residential mortgage-backed securities and the acquisition of FirstBank investment securities in both the available-for-sale and held-to-maturity portfolios.
•Total deposits increased $8.9 billion, or 2%, primarily driven by higher noninterest-bearing deposits, and included the addition of FirstBank deposits.
•Borrowed funds increased $28.6 billion, or 50%, to $85.7 billion, primarily due to higher FHLB advances.
The PNC Financial Services Group, Inc. – Form 10-Q 3

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights

In the second quarter of 2026, PNC maintained strong credit quality performance.
•At June 30, 2026 compared to December 31, 2025:
•Nonperforming assets of $2.2 billion decreased $211 million, or 9%, driven by lower commercial nonperforming loans.
•Overall loan delinquencies of $1.4 billion were stable.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.5 billion at June 30, 2026, compared to $5.2 billion at December 31, 2025. The increase was primarily driven by portfolio activity, including the addition of FirstBank loans. ACL to total loans was 1.48% at June 30, 2026, compared to 1.58% at December 31, 2025.
•Net loan charge-offs of $226 million, or 0.25% of average loans, decreased $27 million compared to the first quarter of 2026, primarily due to FirstBank acquired net loan charge-offs of $45 million recognized in the first quarter.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $58.1 billion at June 30, 2026, increased $3.3 billion, or 6%, compared to December 31, 2025, primarily due to the benefit of net income and common stock issuances related to the FirstBank acquisition, partially offset by common dividends paid, common share repurchases and a decline in AOCI.
•In the second quarter of 2026, PNC returned $1.3 billion of capital to shareholders, reflecting $0.7 billion of dividends on common shares and $0.6 billion of common share repurchases.
•On July 6, 2026, the PNC Board of Directors raised the quarterly cash dividend on common stock to $2.00 per share, an increase of 30 cents, or 18%. The dividend is payable on August 5, 2026 to shareholders of record at the close of business July 20, 2026.
•Our CET1 ratio was 9.9% at June 30, 2026 and 10.6% at December 31, 2025.

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

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•PNC’s baseline forecast remains for continued expansion in 2026, with economic growth expected to remain resilient despite oil prices that are up from early 2026, supported by strong AI-related capex, tax refunds, and an improving labor market. We expect real GDP growth of 2.1% in 2026, with continued modest job gains and the unemployment rate holding roughly steady, ending the year at around 4.3%. Inflation risks have eased somewhat but we still expect inflation to remain elevated, with CPI inflation staying above 3% through year-end. Risks to our growth and inflation outlook include a sudden reversal in AI-related sentiment, which would have knock-on effects on both capex and wealth-driven consumer spending, as well as any further sharp rise in oil prices.
•Our baseline forecast is for the Federal Reserve to keep the federal funds rate unchanged throughout 2026 and into 2027, in a range between 3.50% and 3.75%. However, risks remain skewed toward tighter monetary policy given persistent above-target inflation and inflationary pressures from higher energy prices and continued strength in capital spending.

Consistent with the forward guidance we provided on July 15, 2026, for the third quarter of 2026, compared to the second quarter of 2026, we expect:
•Average loans to be up 1% to 2%,
•Net interest income to be up 3% to 3.5%,
•Fee income to be down 5% to 5.5%,
•Other noninterest income to be $150 million to $200 million,
•Noninterest expense to be down 7% to 8%,
◦Noninterest expense, excluding integration costs and significant items, to be down 2% to 3%, and
•Net loan charge-offs to be approximately $225 million.
4 The PNC Financial Services Group, Inc. – Form 10-Q

Consistent with the forward guidance we provided on July 15, 2026, for the full year of 2026, compared to the full year of 2025, we expect:
•Average loans to be up approximately 12.5%,
•Net interest income to be up 15% to 15.5%,
•Noninterest income to be up approximately 11%
◦Noninterest income, excluding integration costs and significant items, to be up approximately 9%,
•Total revenue to be up approximately 14%,
◦Total revenue, excluding integration costs and significant items, to be up approximately 13%,
•Noninterest expense to be up approximately 11.5%,
◦Noninterest expense, excluding integration costs and significant items, to be up approximately 8.5%, and
•Effective tax rate to be approximately 19.5%.

The guidance for noninterest expense, excluding integration costs and significant items, excludes our expectation for non-recurring merger and integration expenses of approximately $325 million, $218 million of which was recognized in the first half of 2026 and approximately $50 million of which we expect to incur in the third quarter of 2026. It also excludes the pre-tax impacts of the $140 million expense in the second quarter of 2026 related to a contribution to the PNC Foundation.

The 2026 guidance for noninterest income and total revenue excludes integration costs, $7 million of which was recognized in the first half of 2026, as well as $224 million of second quarter significant items ($448 million gain on Visa exchange, $(85) million Visa Class B-3 derivative adjustment, and $139 million of securities losses). See the Reconciliation of Noninterest income guidance, excluding integration costs and significant items (non-GAAP) and the Reconciliation of Revenue guidance, excluding integration costs and significant items (non-GAAP) sections of this Report. Other noninterest income, noninterest income and revenue guidance does not forecast net securities gains or losses and other Visa activity.

We are unable to provide a meaningful or accurate reconciliation of forward-looking non-GAAP measures, without unreasonable effort, to their most directly comparable GAAP financial measures, except for full year Noninterest income and Revenue guidance, excluding integration costs and significant items, and full year Noninterest expense guidance, excluding integration costs and significant items. This is due to the inherent difficulty of forecasting the timing and amounts necessary for the reconciliation, when such amounts are subject to events that cannot be reasonably predicted, as noted in our Cautionary Statement. Accordingly, we cannot address the probable significance of unavailable information.

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors included in our 2025 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Net income of $2.1 billion, or $4.81 per diluted common share, for the second quarter of 2026 increased $283 million, or 16%, compared to $1.8 billion, or $4.13 per diluted common share, for the first quarter of 2026, primarily due to higher noninterest income and net interest income, partially offset by higher noninterest expense. Net income of $3.8 billion, or $8.94 per diluted common share, for the first six months of 2026 increased $685 million, or 22%, compared to $3.1 billion, or $7.37 per diluted common share, for the same period in 2025, reflecting higher net interest income and noninterest income, partially offset by increased noninterest expense.
The PNC Financial Services Group, Inc. – Form 10-Q 5

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	June 30, 2026			March 31, 2026
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$147,099	3.45%	$1,269	$144,526	3.36%	$1,208
Loans	363,196	5.47%	5,007	350,883	5.50%	4,815
Interest-earning deposits with banks (b)	30,734	3.63%	281	32,612	3.64%	296
Other	13,985	4.69%	164	12,457	4.95%	154
Total interest-earning assets/interest income	$555,014	4.82%	6,721	$540,478	4.80%	6,473
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$353,540	1.91%	1,682	$359,273	1.96%	1,735
Borrowed funds	78,933	4.57%	905	62,874	4.76%	748
Total interest-bearing liabilities/interest expense	$432,473	2.39%	2,587	$422,147	2.37%	2,483
Interest rate spread		2.43%			2.43%
Impact of noninterest-bearing sources		0.53			0.52
Net interest margin/income (non-GAAP)		2.96%	4,134		2.95%	3,990
Taxable-equivalent adjustments			(27)			(29)
Net interest income (GAAP)			$4,107			$3,961

	June 30, 2026			June 30, 2025
Six months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$145,820	3.41%	$2,477	$142,058	3.22%	$2,284
Loans	357,074	5.49%	9,822	319,706	5.70%	9,128
Interest-earning deposits with banks (b)	31,668	3.63%	577	33,209	4.38%	731
Other	13,238	4.80%	318	10,750	5.83%	313
Total interest-earning assets/interest income	$547,800	4.81%	13,194	$505,723	4.92%	12,456
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$356,390	1.93%	3,417	$329,061	2.24%	3,653
Borrowed funds	70,949	4.65%	1,653	64,901	5.28%	1,716
Total interest-bearing liabilities/interest expense	$427,339	2.38%	5,070	$393,962	2.73%	5,369
Interest rate spread		2.43%			2.19%
Impact of noninterest-bearing sources		0.53			0.60
Net interest margin/income (non-GAAP)		2.96%	8,124		2.79%	7,087
Taxable-equivalent adjustments			(56)			(56)
Net interest income (GAAP)			$8,068			$7,031
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
Changes in net interest income and net interest margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid and noninterest-bearing sources of funding. See Table 34 Average Consolidated Balance Sheet and Net Interest Analysis for additional information.

Net interest income increased $146 million, or 4%, compared to the first quarter of 2026, and included the benefit of commercial loan growth and higher noninterest-bearing deposit balances. Net interest income increased $1.0 billion, or 15%, for the first six months of 2026 compared to the same period in 2025 and reflected the benefit of FirstBank, loan growth and lower funding costs. Net interest
6 The PNC Financial Services Group, Inc. – Form 10-Q

margin increased 1 basis point compared to the first quarter of 2026. Compared to the first six months of 2025, net interest margin increased 17 basis points and included the continued benefit of fixed rate asset repricing.

Average investment securities increased $2.6 billion, or 2%, compared to the first quarter of 2026, and $3.8 billion, or 3%, compared to the first six months of 2025, reflecting higher residential mortgage-backed securities. The increase compared to the first six months of 2025 was partially offset by a decline in U.S. Treasury securities. Average investment securities represented 27% of average interest-earning assets for both the second and first quarters of 2026, and 27% for the first six months of 2026 compared to 28% for the same period of 2025.

Average loans increased $12.3 billion, or 4%, compared to the first quarter of 2026, and $37.4 billion, or 12%, compared to the first six months of 2025. In both comparisons, the increase was primarily due to growth in commercial loans, driven by strong new production. Compared to the first six months of 2025, the increase also reflected the addition of FirstBank loans. Average loans represented 65% of average interest-earning assets for both the second and first quarters of 2026 and 65% for the first six months of 2026 compared to 63% for the same period of 2025.

Average interest-bearing deposits decreased $5.7 billion, or 2%, compared to the first quarter of 2026, driven by lower commercial deposits and a decline in brokered time deposits. Average interest-bearing deposits increased $27.3 billion, or 8%, compared to the first six months of 2025, reflecting growth in consumer and commercial balances, including the addition of FirstBank deposits, partially offset by lower brokered time deposits. In total, average interest-bearing deposits represented 82% of average interest-bearing liabilities for the second quarter of 2026 compared to 85% for the first quarter of 2026, and 83% for the first six months of 2026 compared to 84% for the first six months of 2025.

Average borrowed funds increased $16.1 billion, or 26%, and $6.0 billion, or 9%, compared to the first quarter of 2026 and the first six months of 2025, respectively. In both comparisons, the increase was primarily due to higher FHLB advances. Compared to the first six months of 2025, the increase also included higher senior debt outstanding.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Six months ended
	June 30	March 31	Change		June 30	June 30	Change
Dollars in millions	2026	2026	$	%	2026	2025	$	%
Noninterest income
Asset management and brokerage	$440	$420	$20	5%	$860	$782	$78	10%
Capital markets and advisory	577	463	114	25%	1,040	627	413	66%
Card and cash management	772	738	34	5%	1,510	1,429	81	6%
Lending and deposit services	346	340	6	2%	686	633	53	8%
Residential and commercial mortgage	144	118	26	22%	262	262	—	—%
Other income
Gain on Visa shares exchange program	448	—	448	*	448	—	448	*
Securities gains (losses)	(139)	28	(167)	*	(111)	(2)	(109)	*
Other	180	97	83	*	277	351	(74)	*
Other income	489	125	364	291%	614	349	265	76%
Total noninterest income	$2,768	$2,204	$564	26%	$4,972	$4,082	$890	22%
*-Not meaningful

Noninterest income as a percentage of total revenue was 40% for the second quarter of 2026 compared to 36% for the first quarter of 2026 and 38% for the first six months of 2026 compared to 37% for the same period in 2025.

Asset management and brokerage fees increased compared to the first quarter of 2026 and the first six months of 2025. In both comparisons, the increase was a result of higher average equity markets and increased client activity. PNC’s discretionary client assets under management of $247 billion at June 30, 2026 increased from $230 billion at March 31, 2026, and $217 billion at June 30, 2025. In both comparisons, the increase included the impact from higher spot equity markets and positive net flows.

Capital markets and advisory fees increased compared to the first quarter of 2026 and the first six months of 2025, driven by growth across capital markets businesses, including strong merger and acquisition advisory activity.

Card and cash management revenue increased compared to the first quarter of 2026, as a result of seasonally higher consumer
The PNC Financial Services Group, Inc. – Form 10-Q 7

transaction volumes and growth in treasury management product revenue. The increase compared to the first six months of 2025 included increased consumer transaction volumes as well as higher treasury management product revenue.

Lending and deposit services increased compared to the first quarter of 2026 primarily due to increased customer activity. Compared to the first six months of 2025, the increase reflected the addition of FirstBank customer activity.

Residential and commercial mortgage increased compared to the first quarter of 2026 primarily driven by negative residential mortgage valuations, net of economic hedge, recognized in the first quarter of 2026. Residential and commercial mortgage revenue was stable compared to the first six months of 2025.

Other noninterest income increased in both the quarterly and year-to-date comparisons. The second quarter of 2026 included the impact of a $448 million gain resulting from PNC’s participation in the Visa exchange program, partially offset by a securities loss of $139 million related to the repositioning of the available-for-sale investment securities portfolio and $6 million of integration costs related to the FirstBank acquisition. The second quarter of 2026 also included Visa derivative adjustments, primarily related to the extension of anticipated litigation resolution timing of negative $85 million, compared to negative $32 million of Visa derivative adjustments in the first quarter of 2026. The first six months of 2026 included negative $117 million of Visa derivative adjustments, compared to negative $38 million for the same period in 2025.

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Six months ended
	June 30	March 31	Change		June 30	June 30	Change
Dollars in millions	2026	2026	$	%	2026	2025	$	%
Noninterest expense
Personnel	$2,273	$2,106	$167	8%	$4,379	$3,779	$600	16%
Occupancy	252	262	(10)	(4)%	514	480	34	7%
Equipment	435	415	20	5%	850	778	72	9%
Marketing	110	87	23	26%	197	184	13	7%
Other	1,028	898	130	14%	1,926	1,549	377	24%
Total noninterest expense	$4,098	$3,768	$330	9%	$7,866	$6,770	$1,096	16%

Noninterest expense increased compared to the first quarter of 2026 and included higher personnel costs as a result of increased business activity as well as second quarter of 2026 integration expenses related to the FirstBank acquisition of $121 million and a PNC Foundation contribution expense of $140 million pre-tax. The first quarter of 2026 included $97 million of FirstBank integration expenses.

Compared to the first six months of 2025, noninterest expense increased reflecting FirstBank operating expenses, higher personnel costs as a result of increased business activity and $218 million of integration expenses related to the FirstBank acquisition, as well as a $140 million pre-tax expense related to a PNC Foundation contribution.

Effective Income Tax Rate

The effective income tax rate was 20.5% for the second quarter of 2026 compared to 19.0% for the first quarter of 2026 and 19.8% for the first six months of 2026 compared to 18.8% for the first six months of 2025.

Provision For Credit Losses
Table 6: Provision for Credit Losses

	Three months ended			Six months ended
	June 30	March 31	Change	June 30	June 30	Change
Dollars in millions	2026	2026	$	2026	2025	$
Provision for (recapture of) credit losses
Loans and leases	$213	$188	$25	$401	$431	$(30)
Unfunded lending related commitments	(20)	14	(34)	(6)	38	(44)
Investment securities	(1)	—	(1)	(1)	2	(3)
Other financial assets	(1)	8	(9)	7	2	5
Total provision for credit losses	$191	$210	$(19)	$401	$473	$(72)

8 The PNC Financial Services Group, Inc. – Form 10-Q

The provision for credit losses was $191 million and $401 million for the three and six months ended June 30, 2026, respectively. The provision in both periods was driven by portfolio activity as well as updates to macroeconomic factors.
CONSOLIDATED BALANCE SHEET REVIEW
Table 7: Summarized Balance Sheet Data

	June 30	December 31	Change
Dollars in millions	2026	2025	$	%
Assets
Interest-earning deposits with banks	$22,794	$32,936	$(10,142)	(31)%
Loans held for sale	1,522	1,939	(417)	(22)%
Investment securities	149,506	138,240	11,266	8%
Loans	367,953	331,481	36,472	11%
Allowance for loan and lease losses	(4,652)	(4,410)	(242)	(5)%
Mortgage servicing rights	3,801	3,659	142	4%
Goodwill	13,317	10,959	2,358	22%
Other	61,793	58,768	3,025	5%
Total assets	$616,034	$573,572	$42,462	7%
Liabilities
Deposits	$449,792	$440,866	$8,926	2%
Borrowed funds	85,723	57,101	28,622	50%
Allowance for unfunded lending related commitments	809	818	(9)	(1)%
Other	15,649	14,151	1,498	11%
Total liabilities	551,973	512,936	39,037	8%
Equity
Total shareholders’ equity	64,008	60,585	3,423	6%
Noncontrolling interests	53	51	2	4%
Total equity	64,061	60,636	3,425	6%
Total liabilities and equity	$616,034	$573,572	$42,462	7%

Our balance sheet was well positioned at June 30, 2026. In comparison to December 31, 2025:
•Total assets increased reflecting higher loans and securities balances, including the impact of the FirstBank acquisition, partially offset by lower balances held with the FRB.
•Total liabilities increased primarily due to higher borrowed funds as well as higher deposits, including the impact of the acquisition of FirstBank.
•Total equity increased primarily due to the benefit of net income and stock issuances related to the FirstBank acquisition, partially offset by dividends paid, common share repurchases and lower AOCI.

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
Table 8: Loans

	June 30	December 31	Change
Dollars in millions	2026	2025	$	%
Commercial
Commercial and industrial	$227,915	$202,898	$25,017	12%
Commercial real estate	35,962	29,565	6,397	22%
Total commercial	263,877	232,463	31,414	14%
Consumer
Residential real estate	48,709	43,760	4,949	11%
Home equity	26,280	25,941	339	1%
Automobile	15,872	16,591	(719)	(4)%
Credit card	7,311	7,014	297	4%
Other consumer	5,904	5,712	192	3%
Total consumer	104,076	99,018	5,058	5%
Total loans	$367,953	$331,481	$36,472	11%

Commercial loans increased reflecting strong new production and higher utilization of loan commitments as well as the addition of FirstBank loans.

Consumer loans increased primarily due to the benefit of acquired FirstBank residential mortgage loans, partially offset by declines in the automobile portfolio as paydowns outpaced originations.

For additional information regarding our loan portfolio, see the Credit Risk Management portion of the Risk Management section in this Financial Review and Note 4 Loans and Related Allowance for Credit Losses.

For information regarding our ACL related to loans, see the Credit Risk Management section and Critical Accounting Estimates and Judgments section of this Financial Review and Note 4 Loans and Related Allowance for Credit Losses. Additional discussion of our ACL is included in Note 1 Accounting Policies of our 2025 Form 10-K.

Investment Securities

Investment securities of $149.5 billion at June 30, 2026 increased $11.3 billion, or 8%, compared to December 31, 2025, including the acquisition of FirstBank investment securities and net purchase activity of agency residential mortgage-backed securities in both the available-for-sale and held-to-maturity portfolios.

In the second quarter of 2026, we repositioned the investment securities portfolio and sold available-for-sale securities with a market value of approximately $4.1 billion and a weighted average yield of approximately 3.2%, resulting in a loss of $139 million. We redeployed the proceeds from the sale, purchasing approximately $4.3 billion of investment securities with a weighted average yield of approximately 4.4%.

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

10 The PNC Financial Services Group, Inc. – Form 10-Q

Table 9: Investment Securities (a)

	June 30, 2026		December 31, 2025
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$47,470	$46,808	$50,559	$50,141
Agency residential mortgage-backed	87,088	82,749	75,028	71,386
Non-agency residential mortgage-backed	630	717	664	759
Agency commercial mortgage-backed	7,961	7,842	4,486	4,472
Non-agency commercial mortgage-backed (c)	310	311	584	582
Asset-backed (d)	3,651	3,683	4,087	4,177
Other (e)	4,503	4,512	4,594	4,597
Total investment securities (f)	$151,613	$146,622	$140,002	$136,114
(a)Of our total securities portfolio, 97% were rated AAA/AA at both June 30, 2026 and December 31, 2025.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $65 million at June 30, 2026 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2025 was $66 million.
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

Table 9 presents our investment securities portfolio by amortized cost and fair value. The difference between fair value and amortized cost at June 30, 2026 primarily reflected the impact of interest rate changes on the valuation of fixed-rate securities. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 3 Investment Securities for additional details regarding the allowance for investment securities.
The duration of investment securities was 3.6 years and 3.5 years at June 30, 2026 and December 31, 2025, respectively. We estimate that at June 30, 2026 the effective duration of investment securities was 3.6 years for an immediate 50 basis points parallel increase in interest rates and 3.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2025 for the effective duration of investment securities were 3.5 years and 3.4 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.3 years and 5.2 years at June 30, 2026 and December 31, 2025, respectively.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

June 30, 2026	Years
Agency residential mortgage-backed	6.7
Non-agency residential mortgage-backed	9.9
Agency commercial mortgage-backed	4.1
Non-agency commercial mortgage-backed	0.8
Asset-backed	2.1

Additional information regarding our investment securities portfolio is included in Note 3 Investment Securities and Note 12 Fair Value.

The PNC Financial Services Group, Inc. – Form 10-Q 11

Funding Sources

Table 11: Details of Funding Sources

	June 30	December 31	Change
Dollars in millions	2026	2025	$	%
Deposits
Noninterest-bearing	$99,356	$91,748	$7,608	8%
Interest-bearing
Money market	77,737	79,334	(1,597)	(2)%
Demand	134,687	137,469	(2,782)	(2)%
Savings	105,462	98,312	7,150	7%
Time deposits	32,550	34,003	(1,453)	(4)%
Total interest-bearing deposits	350,436	349,118	1,318	—%
Total deposits	449,792	440,866	8,926	2%
Borrowed funds
Federal Home Loan Bank advances	40,416	13,000	27,416	211%
Senior debt	38,144	38,642	(498)	(1)%
Subordinated debt	4,396	3,016	1,380	46%
Other	2,767	2,443	324	13%
Total borrowed funds	85,723	57,101	28,622	50%
Total funding sources	$535,515	$497,967	$37,548	8%

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2025, our funding source composition included higher borrowed funds outstanding and higher deposit balances. Funding costs decreased compared to the fourth quarter of 2025 as growth in funding sources was more than offset by the impact of lower funding rates.

Total deposits increased compared to December 31, 2025, primarily driven by higher noninterest-bearing deposits, and included the addition of FirstBank deposits. Interest-bearing deposits were stable and reflected higher consumer balances, offset by a seasonal decline in commercial balances and lower brokered time deposits. Our total brokered deposit balance was $2.1 billion at June 30, 2026 compared to $5.1 billion at December 31, 2025, and was significantly below both our internal and regulatory guidelines and limits.

Borrowed funds increased primarily due to higher FHLB advances.

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, capital considerations, and funding needs, which are primarily driven by changes in loan, deposit and investment securities balances. While our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses, we also manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Liquidity and Capital Management portion of the Risk Management section and the Recent Regulatory Developments section in this Financial Review and the first quarter 2026 Form 10-Q, as well as the Supervision and Regulation section and Note 19 Regulatory Matters of our 2025 Form 10-K for additional information regarding our liquidity and capital activities. See Note 8 Borrowed Funds in this Report and Note 9 Borrowed Funds in our 2025 Form 10-K for additional information related to our borrowings. See the Average Consolidated Balance Sheet and Net Interest Analysis section of this Financial Review for additional information on volume and related funding cost changes.
Shareholders’ Equity
Total shareholders’ equity of $64.0 billion at June 30, 2026 increased $3.4 billion, or 6%, compared to December 31, 2025, primarily due to the benefit of net income of $3.8 billion and stock issuances related to the FirstBank acquisition of $3.0 billion, partially offset by dividends paid of $1.5 billion, common share repurchases of $1.3 billion and a decline in AOCI of $0.7 billion.
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

Total business segment financial results differ from our consolidated reporting due to the remaining corporate operations, or other activities, that do not meet the criteria for disclosure as a separate reportable business segment. These other activities include residual activities such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from FTP operations. See Table 87 in Note 15 Segment Reporting for additional information.

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

Table 12: Retail Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2026	2025	$	%
Income Statement
Net interest income (a)	$6,528	$5,883	$645	11%
Noninterest income	1,997	1,488	509	34%
Total revenue (a)	8,525	7,371	1,154	16%
Provision for credit losses	244	251	(7)	(3)%
Noninterest expense
Personnel	1,122	1,077	45	4%
Segment allocations (b)	2,178	1,945	233	12%
Depreciation and amortization	270	173	97	56%
Other (c)	656	597	59	10%
Total noninterest expense	4,226	3,792	434	11%
Pre-tax earnings (a)	4,055	3,328	727	22%
Income taxes (a)	944	775	169	22%
Noncontrolling interests	15	19	(4)	(21)%
Earnings (a)	$3,096	$2,534	$562	22%
Average Balance Sheet
Loans held for sale	$589	$867	$(278)	(32)%
Loans
Consumer
Residential real estate	$38,642	$34,920	$3,722	11%
Home equity	24,886	24,548	338	1%
Automobile	16,278	15,491	787	5%
Credit card	7,020	6,525	495	8%
Other consumer	3,210	3,368	(158)	(5)%
Total consumer	90,036	84,852	5,184	6%
Commercial	20,708	12,783	7,925	62%
Total loans	$110,744	$97,635	$13,109	13%
Total assets	$130,537	$114,601	$15,936	14%
Deposits
Noninterest-bearing	$59,635	$51,833	$7,802	15%
Interest-bearing	210,292	190,381	19,911	10%
Total deposits	$269,927	$242,214	$27,713	11%
Performance Ratios (a)
Return on average assets	4.78%	4.46%
Noninterest income to total revenue	23%	20%
Efficiency	50%	51%
Supplemental Noninterest Income Information
Asset management and brokerage	$333	$302	$31	10%
Card and cash management	$672	$624	$48	8%
Lending and deposit services	$404	$374	$30	8%
Residential and commercial mortgage	$146	$126	$20	16%
Other income - Gain on Visa shares exchange program	$448	$—	$448	*
14    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Six months ended June 30			Change
Dollars in millions, except as noted	2026	2025	$	%
Residential Mortgage Information
Residential mortgage servicing statistics (d)
Serviced portfolio balance (in billions) (e)	$209	$189	$20	11%
MSR asset value (e)	$2,762	$2,457	$305	12%
Servicing income:
Servicing fees, net (f)	$129	$131	$(2)	(2)%
Mortgage servicing rights valuation, net of economic hedge	$(24)	$(2)	$(22)	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$3.2	$2.7	$0.5	19%
Loan sale margin percentage	2.12%	0.78%
Other Information
Credit-related statistics
Nonperforming assets (e)	$944	$812	$132	16%
Net charge-offs - loans and leases	$241	$264	$(23)	(9)%
Other statistics
Branches (e)(g)	2,304	2,218	86	4%
Brokerage account client assets (in billions) (e)(h)	$97	$87	$10	11%
*- Not Meaningful
(a)During the second quarter of 2026, PNC updated its internal FTP methodology. The update resulted in impacts to net interest income and associated income statement line items for all business segments. Prior periods have been adjusted to conform with the current presentation.
(b)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(c)Other is primarily comprised of other direct expenses including outside services and equipment expense.
(d)Represents mortgage loan servicing balances for third parties and the related income.
(e)As of June 30.
(f)Servicing fees net of impact of decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans paid off during the period.
(g)Reflects all branches excluding standalone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(h)Includes cash and money market balances.

Retail Banking earnings for the first six months of 2026 increased $562 million compared to the same period in 2025 driven by higher revenue, partially offset by higher noninterest expense.

Net interest income increased in the comparison due to the benefit of FirstBank.

Noninterest income increased in the comparison, reflecting a gain resulting from PNC’s participation in the Visa exchange program, the addition of FirstBank customers and growth in client activity.

Provision for credit losses reflected portfolio activity and updates to macroeconomic factors.

Noninterest expense increased in the comparison primarily due to FirstBank operating expenses and technology investments.

Retail Banking average total loans increased in the first six months of 2026 compared to the same period in 2025. Average consumer loans increased reflecting the addition of residential real estate and home equity loans acquired from FirstBank, as well as growth in the auto and credit card loan portfolios. The increase in average commercial loans was attributable to acquired FirstBank loans.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first six months of 2026, average total deposits increased compared to the same period in 2025, due to acquired FirstBank deposits and growth in client relationships.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. As part of our strategic focus on growing customers and meeting their financial needs, we operate and continue to optimize a coast-to-coast network of retail branches and ATMs, which are complemented by PNC’s suite of digital capabilities. In 2025, PNC announced that it would increase its total branch investment to approximately $2.0 billion by 2030, opening more than 300 new branches and reaffirmed plans to complete the renovation of the entire branch network by 2029. The additional branch investments will be focused in Nashville, Chicago, Sarasota, and Winston-Salem. This was an increase from the previously announced 2024 investment of $1.5 billion to open more than 200 new branches in the strategic growth markets of Atlanta, Austin,
The PNC Financial Services Group, Inc. – Form 10-Q 15

Charlotte, Dallas, Denver, Houston, Miami, Orlando, Phoenix, Raleigh, San Antonio, and Tampa.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2026	2025	$	%
Income Statement
Net interest income (a)	$3,934	$3,582	$352	10%
Noninterest income	2,435	2,000	435	22%
Total revenue (a)	6,369	5,582	787	14%
Provision for credit losses	153	233	(80)	(34)%
Noninterest expense
Personnel	962	746	216	29%
Segment allocations (b)	842	764	78	10%
Depreciation and amortization	96	100	(4)	(4)%
Other (c)	307	296	11	4%
Total noninterest expense	2,207	1,906	301	16%
Pre-tax earnings (a)	4,009	3,443	566	16%
Income taxes (a)	931	783	148	19%
Noncontrolling interests	10	9	1	11%
Earnings (a)	$3,068	$2,651	$417	16%
Average Balance Sheet
Loans held for sale	$650	$516	$134	26%
Loans
Commercial
Commercial and industrial	$200,913	$173,872	$27,041	16%
Commercial real estate	28,905	31,553	(2,648)	(8)%
Total commercial	$229,818	$205,425	$24,393	12%
Consumer	3	3	—	—%
Total loans	$229,821	$205,428	$24,393	12%
Total assets	$256,890	$230,750	$26,140	11%
Deposits
Noninterest-bearing	$40,207	$39,347	$860	2%
Interest-bearing	119,680	107,886	11,794	11%
Total deposits	$159,887	$147,233	$12,654	9%
Performance Ratios (a)
Return on average assets	2.41%	2.32%
Noninterest income to total revenue	38%	36%
Efficiency	35%	34%

16    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2026	2025	$	%
Other Information
Consolidated revenue from: (d)
Treasury Management (a)(e)	$2,342	$2,130	$212	10%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (a)(f)	$37	$50	$(13)	(26)%
Commercial mortgage loan servicing income (a)(g)	247	238	9	4%
Commercial mortgage servicing rights valuation, net of economic hedge	61	75	(14)	(19)%
Total	$345	$363	$(18)	(5)%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (h)(i)	$294	$295	$(1)	—%
MSR asset value (h)	$1,039	$1,010	$29	3%
Average loans by C&IB business (j)
Corporate Banking	$134,132	$111,968	$22,164	20%
Real Estate	41,038	42,906	(1,868)	(4)%
Business Credit	34,983	30,798	4,185	14%
Equipment Finance	10,656	10,346	310	3%
Commercial Banking	5,960	6,229	(269)	(4)%
Other	3,052	3,181	(129)	(4)%
Total average loans	$229,821	$205,428	$24,393	12%
Credit-related statistics
Nonperforming assets (h)	$1,066	$1,160	$(94)	(8)%
Net charge-offs - loans and leases	$197	$147	$50	34%
(a)During the second quarter of 2026, PNC updated its internal FTP methodology. The update resulted in impacts to net interest income and associated income statement line items for all business segments. Prior periods have been adjusted to conform with the current presentation.
(b)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(c)Other is primarily comprised of other direct expenses including outside services and equipment expense.
(d)See the additional revenue discussion regarding treasury management and commercial mortgage banking activities in the Product Revenue section of this Corporate & Institutional Banking section.
(e)Amounts are reported in net interest income and noninterest income.
(f)Represents commercial mortgage banking income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(g)Represents net interest income and noninterest income from loan servicing, net of reduction in commercial mortgage servicing rights due to the passage of time and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(h)As of June 30.
(i)Represents balances related to capitalized servicing.
(j)During the second quarter of 2026, certain equipment finance activity was centralized and established as a business unit within C&IB. As a result, certain loans were reclassified from Corporate Banking, Commercial Banking and Other to Equipment Finance. Prior periods have been adjusted to conform with the current presentation.

Corporate & Institutional Banking earnings in the first six months of 2026 increased $417 million compared to the same period in 2025 driven by higher revenue and a lower provision for credit losses, partially offset by higher noninterest expense.

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

Provision for credit losses for the first six months of 2026 reflected portfolio activity, including loan growth, and updates to macroeconomic factors.

Noninterest expense increased in the comparison reflecting higher variable compensation associated with increased business activity.

Average loans increased compared to the six months ended June 30, 2025:
•Corporate Banking provides lending, treasury management and capital markets products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business increased, reflecting new production and higher average utilization of loan commitments.
•Real Estate provides banking, financing, servicing and technology solutions for commercial real estate clients. Average loans for this business declined primarily due to lower average utilization of loan commitments.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is mainly secured by business assets. Average loans for this business increased reflecting new production and a higher average utilization of loan commitments.
The PNC Financial Services Group, Inc. – Form 10-Q 17

•Equipment Finance provides equipment financing solutions for clients. Average loans for this business increased driven by new production.
•Commercial Banking provides lending, treasury management and capital markets products and services to smaller corporations and businesses. Average loans for this business declined primarily driven by lower average utilization of loan commitments.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased compared to the six months ended June 30, 2025, largely due to growth in interest-bearing deposits. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first six months of 2025, treasury management revenue increased due to growth in average deposit balances, higher product revenue and wider interest rate spreads on the value of deposits.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities decreased in the comparison primarily due to a lower benefit from commercial mortgage servicing rights valuation, net of hedge and lower revenue from commercial mortgage loans held for sale, partially offset by higher commercial mortgage loan servicing income.

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

Table 14: Asset Management Group Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2026	2025	$	%
Income Statement
Net interest income (a)	$384	$362	$22	6%
Noninterest income	533	487	46	9%
Total revenue (a)	917	849	68	8%
Provision for credit losses	2	(12)	14	*
Noninterest expense
Personnel	245	236	9	4%
Segment allocations (b)	255	235	20	9%
Depreciation and amortization	21	18	3	17%
Other (c)	60	58	2	3%
Total noninterest expense	581	547	34	6%
Pre-tax earnings (a)	334	314	20	6%
Income taxes (a)	78	74	4	5%
Earnings (a)	$256	$240	$16	7%
Average Balance Sheet
Loans
Consumer
Residential real estate	$9,846	$9,910	$(64)	(1)%
Other consumer	3,850	3,508	342	10%
Total consumer	13,696	13,418	278	2%
Commercial	825	694	131	19%
Total loans	$14,521	$14,112	$409	3%
Total assets	$14,927	$14,556	$371	3%
Deposits
Noninterest-bearing	$1,435	$1,563	$(128)	(8)%
Interest-bearing	25,941	25,714	227	1%
Total deposits	$27,376	$27,277	$99	—%
Performance Ratios (a)
Return on average assets	3.46%	3.32%
Noninterest income to total revenue	58%	57%
Efficiency	63%	64%
Other Information
Nonperforming assets (d)	$45	$63	$(18)	(29)%
Net charge-offs (recoveries) - loans and leases	$1	$(1)	$2	*
Client Assets Under Administration (in billions) (d)(e)
Discretionary client assets under management
PNC Private Bank	$146	$131	$15	11%
Institutional Asset Management	101	86	15	17%
Total discretionary client assets under management	247	217	30	14%
Nondiscretionary client assets under administration	256	204	52	25%
Total	$503	$421	$82	19%
*- Not Meaningful
(a)During the second quarter of 2026, PNC updated its internal FTP methodology. The update resulted in impacts to net interest income and associated income statement line items for all business segments. Prior periods have been adjusted to conform with the current presentation.
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

Asset Management Group earnings in the first six months of 2026 increased $16 million compared to the same period in 2025, driven by higher revenue, partially offset by higher noninterest expense and a higher provision for credit losses.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits.

Noninterest income increased in the comparison reflecting higher average equity markets and positive net flows.

Noninterest expense increased in the comparison due to continued investments to support business growth and higher variable compensation associated with increased business activity.

Average total loans increased in the comparison and included growth in securities-based lending and higher commercial loan balances.

Average deposits were stable in the comparison.

Discretionary and nondiscretionary client assets under management increased in the comparison driven by higher spot equity markets and positive net flows.

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

20    The PNC Financial Services Group, Inc. – Form 10-Q

Credit Risk Management
Credit risk, including our credit risk management processes, is described in further detail in the Credit Risk Management section of our 2025 Form 10-K. The following provides additional information around our loan portfolio, which represents our most significant concentration of credit risk.

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

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 62% and 61% of our total loan portfolio at June 30, 2026 and December 31, 2025, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

The PNC Financial Services Group, Inc. – Form 10-Q 21

Table 16: Commercial and Industrial Loans by Industry

	June 30, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Financial services	$44,297	19%	$37,592	19%
Manufacturing	35,114	15	30,623	15
Service providers	27,756	12	25,552	13
Wholesale trade	22,713	10	19,843	10
Real estate related (a)	17,994	8	15,275	8
Retail trade	13,375	6	12,073	6
Technology, media and telecommunications	12,682	6	12,324	6
Transportation and warehousing	9,893	4	9,258	5
Rental and leasing	9,696	4	9,074	4
Health care	9,536	4	9,135	5
Other industries	24,859	12	22,149	9
Total commercial and industrial loans	$227,915	100%	$202,898	100%
(a)    Represents loans to customers in the real estate and construction industries.

Owner-occupied commercial real estate loans totaled $10.4 billion and $9.0 billion at June 30, 2026 and December 31, 2025, respectively. These loans are categorized as commercial and industrial loans as the credit decisioning for servicing these loans is based on the financial conditions of the owner, not the ability of the collateral to generate income. Owner-occupied commercial real estate loans are well-diversified across industries.

Commercial Real Estate
Commercial real estate loans of $36.0 billion as of June 30, 2026 comprised $23.5 billion related to commercial mortgages on income-producing properties, $7.2 billion of intermediate-term financing loans and $5.3 billion of real estate construction project loans. At December 31, 2025, comparable amounts were $29.6 billion, $17.4 billion, $8.2 billion and $4.0 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income, which serves as the primary source for the repayment of the loan. However, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.
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

22    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	June 30, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,307	15%	$5,248	18%
Colorado	4,847	13	746	3
Florida	3,264	9	3,668	12
Texas	3,261	9	2,950	10
Arizona	2,439	7	1,142	4
Ohio	1,522	4	1,233	4
New Jersey	1,300	4	944	3
Virginia	1,266	4	1,393	5
Nevada	1,200	3	1,203	4
Illinois	1,175	3	1,186	4
Other	10,381	29	9,852	33
Total commercial real estate loans	$35,962	100%	$29,565	100%
Property Type (a)
Multifamily	$17,125	48%	$14,655	50%
Office	5,122	14	5,053	17
Industrial/warehouse	5,079	14	4,059	14
Retail	3,430	10	1,891	6
Hotel/motel	1,777	5	1,409	5
Seniors housing	1,603	4	1,340	5
Other	1,826	5	1,158	3
Total commercial real estate loans	$35,962	100%	$29,565	100%
(a)    Presented in descending order based on loan balances at June 30, 2026.

Commercial Real Estate: Office Portfolio
Real estate performance related to the office sector continues to be an area of focus. At June 30, 2026, our outstanding loan balances in the office portfolio totaled $5.1 billion, or 1.4% of total loans, while additional unfunded loan commitments totaled $0.4 billion. Within this population, criticized loans totaled 29.4% and nonperforming loans totaled 8.1%. We have established reserves of 8.8% against office loans, which we believe reflect the expected credit losses in this portfolio. Our office portfolio remains geographically diversified.

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

The PNC Financial Services Group, Inc. – Form 10-Q 23

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	June 30, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$18,083	37%	$18,726	43%
Colorado	6,935	14	1,069	2
Texas	3,374	7	3,486	8
Florida	2,934	6	3,025	7
Washington	2,915	6	3,183	7
New Jersey	1,721	4	1,773	4
Arizona	1,690	3	1,247	3
New York	1,393	3	1,411	3
Pennsylvania	1,131	2	1,159	3
North Carolina	919	2	930	2
Other	7,614	16	7,751	18
Total residential real estate loans	$48,709	100%	$43,760	100%
	June 30, 2026		December 31, 2025
Weighted-average loan origination statistics (b)
Loan origination FICO score		774		773
LTV of loan originations		71%		72%
(a)Presented in descending order based on loan balances at June 30, 2026.
(b)Weighted-averages calculated for the twelve months ended June 30, 2026 and December 31, 2025, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we generally retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $45.7 billion at June 30, 2026, with 39% located in California. Comparable amounts at December 31, 2025 were $39.5 billion and 46%, respectively.

Home Equity
Home equity loans of $26.3 billion as of June 30, 2026 were comprised of $22.7 billion of home equity lines of credit and $3.6 billion of closed-end home equity installment loans. At December 31, 2025, comparable amounts were $25.9 billion, $22.1 billion and $3.8 billion, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	June 30, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,233	16%	$4,330	17%
New Jersey	3,134	12	3,136	12
Florida	2,211	8	2,239	9
Ohio	2,071	8	2,106	8
California	1,823	7	1,794	7
Texas	1,439	5	1,407	5
Maryland	1,189	5	1,202	5
Michigan	1,116	4	1,132	4
Illinois	1,007	4	1,025	4
North Carolina	1,005	4	1,006	4
Other	7,052	27	6,564	25
Total home equity loans	$26,280	100%	$25,941	100%
Lien type
1st lien		44%		46%
2nd lien		56		54
Total		100%		100%
	June 30, 2026		December 31, 2025
Weighted-average loan origination statistics (b)
Loan origination FICO score		779		777
LTV of loan originations		61%		61%
(a)Presented in descending order based on loan balances at June 30, 2026.
(b)Weighted-averages calculated for the twelve months ended June 30, 2026 and December 31, 2025, respectively.

Automobile
At June 30, 2026, total auto loans of $15.9 billion were comprised of $15.0 billion in the indirect auto portfolio and $0.9 billion in the direct auto portfolio. At December 31, 2025, comparable amounts were $16.6 billion, $15.6 billion and $1.0 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers. This business is strategically aligned with our core retail banking business. For the total auto loan portfolio, weighted-average loan origination FICO score, calculated using the auto enhanced FICO scale, was 800 and the weighted-average term of loan originations was 72 months for the twelve months ended June 30, 2026. Comparable amounts for the twelve months ended December 31, 2025 were 799 and 71 months, respectively.

We offer both new and used auto financing to customers through our various channels. The portfolio balance was composed of 42% new vehicle loans and 58% used vehicle loans as of June 30, 2026. Comparable amounts at December 31, 2025 were 43% and 57%, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q 25

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type

	June 30, 2026	December 31, 2025	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,149	$1,358	$(209)	(15)%
Consumer (a)	878	860	18	2%
Total nonperforming loans	2,027	2,218	(191)	(9)%
OREO, foreclosed and other assets	123	143	(20)	(14)%
Total nonperforming assets	$2,150	$2,361	$(211)	(9)%
Nonperforming loans to total loans	0.55%	0.67%
Nonperforming assets to total loans, OREO, foreclosed assets and other assets	0.58%	0.71%
Nonperforming assets to total assets	0.35%	0.41%
Allowance for loan and lease losses to nonperforming loans	230%	199%
Allowance for credit losses to nonperforming loans (b)	269%	236%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the six months ended June 30, 2026 and 2025:

Table 21: Change in Nonperforming Assets

In millions	2026	2025
January 1	$2,361	$2,357
New nonperforming assets	874	844
Charge-offs and valuation adjustments	(302)	(284)
Principal activity, including paydowns and payoffs	(517)	(468)
Asset sales and transfers to loans held for sale	(77)	(82)
Returned to performing status	(270)	(226)
Acquired nonperforming assets	81	—
June 30	$2,150	$2,141

As of June 30, 2026, approximately 95% of total nonperforming loans were secured by collateral.

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
26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents a summary of accruing loans past due by delinquency status:
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	June 30, 2026	December 31, 2025	Change		June 30, 2026	December 31, 2025
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$695	$660	$35	5%	0.19%	0.20%
Accruing loans past due 60 to 89 days	338	403	(65)	(16)%	0.09%	0.12%
Total early stage loan delinquencies	1,033	1,063	(30)	(3)%	0.28%	0.32%
Late stage loan delinquencies
Accruing loans past due 90 days or more	403	380	23	6%	0.11%	0.11%
Total accruing loans past due	$1,436	$1,443	$(7)	—%	0.39%	0.44%
(a)Past due loan amounts include government insured or guaranteed loans of $0.3 billion at both June 30, 2026 and December 31, 2025.

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

See Note 1 Accounting Policies and the Credit Risk Management section in our 2025 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of June 30, 2026.
The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table summarizes our ACL related to loans.

Table 23: Allowance for Credit Losses by Loan Class (a)

	June 30, 2026			December 31, 2025
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$2,219	$227,915	0.97%	$2,032	$202,898	1.00%
Commercial real estate	1,035	35,962	2.88%	1,057	29,565	3.58%
Total commercial	3,254	263,877	1.23%	3,089	232,463	1.33%
Consumer
Residential real estate	90	48,709	0.18%	44	43,760	0.10%
Home equity	280	26,280	1.07%	271	25,941	1.04%
Automobile	160	15,872	1.01%	158	16,591	0.95%
Credit card	647	7,311	8.85%	632	7,014	9.01%
Other consumer	221	5,904	3.74%	216	5,712	3.78%
Total consumer	1,398	104,076	1.34%	1,321	99,018	1.33%
Total	4,652	$367,953	1.26%	4,410	$331,481	1.33%
Allowance for unfunded lending related commitments	809			818
Allowance for credit losses	$5,461			$5,228
Allowance for credit losses to total loans			1.48%			1.58%
Commercial			1.49%			1.62%
Consumer			1.48%			1.47%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $99 million at both June 30, 2026 and December 31, 2025.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries.
Table 24: Loan Charge-Offs and Recoveries

Six months ended June 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2026
Commercial
Commercial and industrial	$270	$66	$204	0.19%
Commercial real estate	43	8	35	0.20%
Acquired loans (a)	10	—	10	—%
Total commercial	323	74	249	0.19%
Consumer
Residential real estate	1	4	(3)	(0.01)%
Home equity	20	15	5	0.04%
Automobile	60	41	19	0.24%
Credit card	152	39	113	3.24%
Other consumer	87	26	61	2.11%
Acquired loans (a)	35	—	35	—%
Total consumer	355	125	230	0.38%
Total	$678	$199	$479	0.25%
2025
Commercial
Commercial and industrial	$212	$95	$117	0.13%
Commercial real estate	82	13	69	0.43%
Total commercial	294	108	186	0.17%
Consumer
Residential real estate	2	5	(3)	(0.01)%
Home equity	18	20	(2)	(0.02)%
Automobile	65	47	18	0.23%
Credit card	171	30	141	4.35%
Other consumer	86	23	63	2.22%
Total consumer	342	125	217	0.44%
Total	$636	$233	$403	0.25%
(a)Represents the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.

Total net charge-offs increased $76 million, or 19%, for the first six months of 2026 compared to the same period in 2025. The increase in the comparison reflected $45 million of net charge-offs from the FirstBank acquisition related to purchase accounting and an increase in commercial and industrial net charge-offs.

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

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the second quarter of 2026. Fluctuations in our LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. The NSFR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the second quarter of 2026.

The PNC Financial Services Group, Inc. – Form 10-Q 29

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2025 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $449.8 billion at June 30, 2026 from $440.9 billion at December 31, 2025, primarily driven by higher noninterest-bearing deposits, and included the addition of FirstBank deposits. Interest-bearing deposits were stable and reflected higher consumer balances, offset by a seasonal decline in commercial balances and lower brokered time deposits. As of June 30, 2026, uninsured deposits represented approximately 45% of our total deposit base, which is estimated based on the regulatory instructions in the Consolidated Reports of Condition and Income - FFIEC 031. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources section in the Consolidated Balance Sheet Review and the Business Segments Review of this Financial Review for additional information on our deposits and related strategies.
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

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 25: Senior and Subordinated Debt

In billions	2026
January 1	$41.7
Issuances	5.7
Calls and maturities	(4.3)
Other	(0.6)
June 30	$42.5

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

PNC defines our primary contingent liquidity sources as cash held at the FRB, investment securities and unused borrowing capacity at the FHLB and FRB. The following table summarizes our primary contingent liquidity sources at June 30, 2026 and December 31, 2025.
Table 26: Primary Contingent Liquidity Sources

In billions	June 30, 2026	December 31, 2025
Cash balance with Federal Reserve Bank	$22.2	$32.0
Available investment securities (a)	82.5	77.2
Unused borrowing capacity from FHLB (b)	37.7	50.7
Unused borrowing capacity from Federal Reserve Bank (c)	86.7	81.5
Total available contingent liquidity	$229.1	$241.4
(a)Represents the fair value of investment securities that can be used for pledging or to secure other sources of funding.
(b)At June 30, 2026, total FHLB borrowing capacity was $78.4 billion and total FHLB advances and letters of credit were $40.7 billion. Comparable amounts at December 31, 2025 were $64.1 billion and $13.4 billion, respectively.
(c)Total borrowing capacity with the FRB was $86.7 billion at June 30, 2026 and $81.5 billion at December 31, 2025. PNC had no outstanding borrowings with the FRB at June 30, 2026 and December 31, 2025.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At June 30, 2026, PNC Bank’s remaining capacity to issue under the program was $35.0 billion.
The following table details PNC Bank note redemptions during the second quarter of 2026.

Table 27: PNC Bank Notes Redeemed

Redemption Date	Amount	Description of Redemption
May 13, 2026	$1.25 billion	All outstanding 4.543% senior fixed-to-floating rate notes with an original scheduled maturity date of May 13, 2027. The redemption price was equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date of May 13, 2026.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At June 30, 2026, there were no issuances outstanding under this program.

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

At June 30, 2026, available parent company liquidity totaled $31.4 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $5.0 billion at June 30, 2026. See Note 19 Regulatory Matters in our 2025 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper, and through other borrowings. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At June 30, 2026, there were no issuances outstanding under this program.
The PNC Financial Services Group, Inc. – Form 10-Q 31

The following table details Parent Company note issuances during the second quarter of 2026.

Table 28: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
May 26, 2026	$1.35 billion	$1.35 billion of 4.618% senior fixed-to-floating rate notes with a maturity date of October 26, 2029. Interest is payable semi-annually in arrears at a fixed rate of 4.618% per annum, on April 26 and October 26 of each year, commencing on October 26, 2026. Beginning on October 26, 2028, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Preliminary Prospectus Supplement), plus 0.681%, on January 26, 2029, April 26, 2029, July 26, 2029 and at the maturity date.
May 26, 2026	$300 million	$300 million of senior floating rate notes with a maturity date of October 26, 2029. Interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Preliminary Prospectus Supplement), plus 0.680%, on January 26, April 26, July 26, and October 26 of each year, which commenced on July 26, 2026.

See Note 17 Subsequent Events for details on the following parent company activity:
•issuance of $1.0 billion of 5.463% senior fixed-to-floating rate notes that mature on July 21, 2037;
•issuance of $1.0 billion of 4.831% senior fixed-to-floating rate notes that mature on July 19, 2030; and
•redemption of all outstanding 5.102% senior fixed-to-floating rate notes due July 23, 2027.

Parent company senior and subordinated debt carrying value totaled $37.6 billion and $33.7 billion at June 30, 2026 and December 31, 2025, respectively.

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
32    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit ratings and outlook for The PNC Financial Services Group, Inc. and PNC Bank as of June 30, 2026:
Table 29: Credit Ratings and Outlook

June 30, 2026
	Moody’s	S&P (a)	Fitch	DBRS (b)
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A	AA (low)
Subordinated debt	A3	BBB+	A-	A (high)
Preferred stock	Baa2	BBB-	BBB	A (low)
PNC Bank
Senior debt	A2	A	A+	AA
Subordinated debt	A2	A-	A	AA (low)
Long-term deposits	Aa3	no rating	AA	AA
Short-term deposits	P-1	no rating	F1+	no rating
Short-term notes	P-1	A-1	F1	R-1 (high)
The PNC Financial Services Group, Inc.
Agency rating outlook	Stable	Stable	Stable	Stable
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

In the second quarter of 2026, PNC returned $1.3 billion of capital to shareholders, reflecting $0.7 billion of dividends on common shares and $0.6 billion of common share repurchases. The SCB framework permits capital return in amounts in excess of SCB minimum levels. Consistent with this framework, PNC had approximately 29% of the 100 million common shares still available for repurchase at June 30, 2026 under the repurchase program previously approved by our Board of Directors. Share repurchase activity in the third quarter of 2026 is expected to approximate second quarter of 2026 share repurchase levels. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB will be maintained at the regulatory minimum of 2.5% through September 30, 2027.

On July 6, 2026, the PNC Board of Directors raised the quarterly cash dividend on common stock to $2.00 per share, an increase of 30 cents, or 18%. The dividend is payable on August 5, 2026 to shareholders of record at the close of business July 20, 2026.

The PNC Financial Services Group, Inc. – Form 10-Q 33

The following table summarizes our Basel III capital balances and ratios.

Table 30: Basel III Capital

June 30, 2026
Dollars in millions	Basel III
Common equity tier 1 capital
Common stock plus related surplus, net of treasury stock	$(3,269)
Retained earnings	65,518
Goodwill, net of associated deferred tax liabilities	(13,086)
Other disallowed intangibles, net of deferred tax liabilities	(666)
Other adjustments (deductions)	(84)
Common equity tier 1 capital (a)	$48,413
Additional tier 1 capital
Preferred stock plus related surplus	5,879
Tier 1 capital	$54,292
Additional tier 2 capital
Qualifying subordinated debt	3,300
Eligible credit reserves includable in tier 2 capital	5,330
Total Basel III capital	$62,922
Risk-weighted assets
Basel III standardized approach risk-weighted assets (b)	$487,843
Average quarterly adjusted total assets	$604,645
Supplementary leverage exposure (c)	$749,242
Basel III risk-based capital and leverage ratios
Common equity tier 1	9.9%
Tier 1	11.1%
Total	12.9%
Leverage (d)	9.0%
Supplementary leverage ratio (c)	7.2%
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
At June 30, 2026, PNC and PNC Bank were considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for tier 1 risk-based capital and 10% for total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for common equity tier 1 risk-based capital, 8% for tier 1 risk-based capital, 10% for total risk-based capital and a leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our June 30, 2026 capital levels were aligned with them.

We provide additional information regarding regulatory capital requirements and some of their potential impacts, including the proposed rules to adjust the Basel III framework, in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 19 Regulatory Matters in our 2025 Form 10-K.

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
The following table includes NII sensitivity results as of June 30, 2026 and 2025.

Table 31: Net Interest Income Sensitivity Analysis

	June 30, 2026	June 30, 2025
Net Interest Income Sensitivity Simulation (a)
Effect on NII in first year from shocked interest rate:
200 basis point instantaneous increase	—%	0.9%
200 basis point instantaneous decrease	(1.6)%	(2.0)%
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
When forecasting NII, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. The projected balance sheet composition by the end of year one is generally consistent with the spot composition at June 30, 2026.
Balance Sheet Forecast: Our balance sheet forecast is based on various assumptions that include key interest rate risk aspects such as loan and deposit growth, as well as mix, and is consistent with our guidance.

Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate. PNC’s cumulative deposit beta was 47% through June 2026. We define the cumulative deposit beta as the change in deposit rate paid on total interest-bearing deposits divided by the change in the upper level of the average stated Federal Funds rate range since August 2024, the start of the current easing rate cycle. For rate sensitivity purposes, PNC assumes the cumulative deposit beta will decrease slightly from the current level. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as well as other factors. The dynamic beta assumptions reflect historical experience as well as future expectations, and are periodically updated to reflect the current view of future expectations. Actual deposit rates paid may differ from modeled projections due to variables such as competition for deposits and customer behavior.

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

Impact of Derivatives: As part of our risk management strategy, PNC uses interest rate derivatives, some of which are forward starting, to hedge floating rate commercial loans. PNC had $78.3 billion in active and forward starting receive fix / pay float swaps used to hedge floating rate commercial loans as of June 30, 2026, with a weighted average duration of 2.5 years and an average fixed rate of 3.75%. Additionally, PNC utilizes receive fix / pay float swaps to hedge fixed rate debt, as well as pay fix / receive float swaps to hedge the investment securities portfolio. See Note 13 Financial Derivatives for additional information on how we use derivatives to hedge these financial instruments.
The PNC Financial Services Group, Inc. – Form 10-Q 35

The following table includes EVE sensitivity results as of June 30, 2026 and 2025.
Table 32: Economic Value of Equity Sensitivity Analysis

	June 30, 2026	June 30, 2025
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(3.7)%	(1.8)%
200 basis point instantaneous decrease	(1.8)%	(3.5)%
.

EVE measures the present value of all projected future cash flows associated with a point-in-time balance sheet and does not include projected new volume. EVE sensitivity to interest rate changes is a complementary metric to NII sensitivity analysis and represents an estimation of long-term interest rate risk. PNC calculates its EVE sensitivity by measuring the changes in the economic value of assets, liabilities and off-balance sheet instruments in response to an instantaneous +/-200 bps parallel shift in interest rates. Similar to the NII sensitivity analysis, we incorporate dynamic deposit repricing and loan prepayment assumptions. Directionally, higher deposit beta assumptions result in increasing liability sensitivity whereas lower deposit betas increase asset sensitivity. Conceptually similar, higher loan prepayment assumptions cause an increase in asset sensitivity and lower prepayments result in an increase in liability sensitivity. These behavioral modeling assumptions are largely consistent between the EVE and NII sensitivity analyses, and also share the same starting balance sheet position as of June 30, 2026. Deposit attrition is also a significant contributor to EVE sensitivity. Deposit attrition is projected based on a dynamic model developed using long-term historical deposit behavior in addition to management assumptions. PNC performs various sensitivity analyses to understand the impact of faster and slower deposit attrition, loan prepayments and deposit betas on our risk metrics, with the results reported to ALCO.

Compared to the second quarter of 2025, there have been no material changes to our NII sensitivity and EVE sensitivity assumptions, including data sources that drive assumptions setting.

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

Customer-related trading revenue was $176 million for the six months ended June 30, 2026, compared to $91 million for the same period in 2025, and is recorded in Capital markets and advisory noninterest income and Other interest income on our Consolidated Income Statement. The increase was primarily due to higher derivative customer-related trading revenue.

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
A summary of our equity investments follows:
Table 33: Equity Investments Summary

	June 30, 2026	December 31, 2025	Change
Dollars in millions			$	%
Tax credit investments	$5,881	$5,578	$303	5%
Private equity and other	5,854	5,212	642	12%
Total	$11,735	$10,790	$945	9%

36    The PNC Financial Services Group, Inc. – Form 10-Q

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $3.2 billion and $3.4 billion at June 30, 2026 and December 31, 2025, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.
Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2025 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.7 billion and $2.8 billion at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, $2.4 billion was invested directly in a variety of companies, and $0.3 billion was invested indirectly through various private equity funds. Changes in fair value of private equity investments are recognized in Other noninterest income.

Our other equity investments at June 30, 2026, also included Visa Class B-3 common shares, which are recorded at cost, and Visa Class C and Class A common shares recorded at fair value. During the second quarter of 2026, PNC participated in the Visa exchange program, allowing PNC to convert its Visa Class B-2 common shares into 0.9 million of Visa Class B-3 common shares and 0.3 million of Visa Class C common shares. The Visa Class B-3 common shares remain subject to the same restrictions that were imposed on the Visa Class B-2 common shares. Participation in the exchange required PNC to agree to a make-whole agreement that subjects PNC to the same indemnity obligations to Visa as prior to participation in the exchange program. In the second quarter of 2026, we recorded a $448 million gain related to the Visa Class C common shares received. At June 30, 2026, PNC held its remaining Class C common shares and Class A common shares representing a portion of PNC’s converted Class C common shares related to the donation to the PNC Foundation collectively totaling approximately $0.3 billion in fair value.

Visa Class B-3 common shares that we own are transferable only under limited circumstances until the resolution of the pending interchange litigation or Visa launches another exchange program allowing PNC to convert a portion of its Visa Class B-3 common shares into freely transferable Visa Class C common shares. The estimated value of our total investment in the Visa Class B-3 common shares was approximately $0.5 billion, while our cost basis was insignificant. The estimated value does not represent fair value of the Visa Class B-3 common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace. See Note 14 Fair Value and Note 20 Legal Proceedings in our 2025 Form 10-K for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $16 million and $5 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Financial Derivatives
See the Risk Management section in our 2025 Form 10-K for discussion of our use of financial derivatives as a part of the risk management process. Further information on our financial derivatives is presented in Note 12 Fair Value and Note 13 Financial Derivatives in this Report and Note 1 Accounting Policies in our 2025 Form 10-K.
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
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$36,000	$681	3.78%	$34,182	$636	3.72%
U.S. Treasury and government agencies	28,230	559	3.99%	24,880	562	4.56%
Other	8,456	169	4.00%	7,663	141	3.67%
Total securities available-for-sale	72,686	1,409	3.89%	66,725	1,339	4.03%
Securities held-to-maturity
Residential mortgage-backed	45,799	746	3.26%	40,243	578	2.87%
U.S. Treasury and government agencies	19,679	158	1.61%	27,910	210	1.52%
Other	7,656	164	4.30%	7,180	157	4.37%
Total securities held-to-maturity	73,134	1,068	2.92%	75,333	945	2.51%
Total investment securities	145,820	2,477	3.41%	142,058	2,284	3.22%
Loans
Commercial and industrial	217,569	5,915	5.41%	187,796	5,394	5.71%
Commercial real estate	34,714	1,004	5.75%	32,450	975	5.97%
Consumer	55,408	1,915	6.97%	53,637	1,895	7.12%
Residential real estate	49,383	988	4.00%	45,823	864	3.77%
Total loans	357,074	9,822	5.49%	319,706	9,128	5.70%
Interest-earning deposits with banks	31,668	577	3.63%	33,209	731	4.38%
Other interest-earning assets	13,238	318	4.80%	10,750	313	5.83%
Total interest-earning assets/interest income	547,800	13,194	4.81%	505,723	12,456	4.92%
Noninterest-earning assets	61,122			53,323
Total assets	$608,922			$559,046
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$83,288	1,040	2.52%	$71,980	1,071	3.00%
Demand	137,020	1,092	1.61%	125,637	1,171	1.88%
Savings	101,787	749	1.48%	97,217	788	1.64%
Time deposits	34,295	536	3.15%	34,227	623	3.66%
Total interest-bearing deposits	356,390	3,417	1.93%	329,061	3,653	2.24%
Borrowed funds
Federal Home Loan Bank advances	23,024	455	3.93%	19,007	453	4.74%
Senior debt	37,786	967	5.12%	35,541	1,014	5.71%
Subordinated debt	4,373	112	5.14%	4,001	112	5.61%
Other	5,766	119	4.10%	6,352	137	4.30%
Total borrowed funds	70,949	1,653	4.65%	64,901	1,716	5.28%
Total interest-bearing liabilities/interest expense	427,339	5,070	2.38%	393,962	5,369	2.73%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	101,292			92,757
Accrued expenses and other liabilities	16,909			16,580
Equity	63,382			55,747
Total liabilities and equity	$608,922			$559,046
Interest rate spread			2.43%			2.19%
Impact of noninterest-bearing sources			0.53			0.60
Net interest income/margin		$8,124	2.96%		$7,087	2.79%

38    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Three months ended June 30
	2026			2025
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$37,333	$359	3.85%	$34,567	$325	3.76%
U.S. Treasury and government agencies	27,972	275	3.94%	25,372	288	4.55%
Other	8,407	84	4.01%	7,818	72	3.69%
Total securities available-for-sale	73,712	718	3.90%	67,757	685	4.05%
Securities held-to-maturity
Residential mortgage-backed	46,512	385	3.31%	40,440	294	2.90%
U.S. Treasury and government agencies	18,687	77	1.64%	26,900	102	1.53%
Other	8,188	89	4.36%	6,838	74	4.34%
Total securities held-to-maturity	73,387	551	3.00%	74,178	470	2.54%
Total investment securities	147,099	1,269	3.45%	141,935	1,155	3.26%
Loans
Commercial and industrial	223,711	3,047	5.39%	191,526	2,766	5.72%
Commercial real estate	35,057	507	5.71%	31,838	485	6.01%
Consumer	55,334	958	6.94%	53,851	954	7.11%
Residential real estate	49,094	495	4.03%	45,539	428	3.76%
Total loans	363,196	5,007	5.47%	322,754	4,633	5.70%
Interest-earning deposits with banks	30,734	281	3.63%	31,570	350	4.38%
Other interest-earning assets	13,985	164	4.69%	11,348	160	5.66%
Total interest-earning assets/interest income	555,014	6,721	4.82%	507,607	6,298	4.93%
Noninterest-earning assets	61,256			54,079
Total assets	$616,270			$561,686
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$81,402	509	2.51%	$70,909	532	3.01%
Demand	136,487	546	1.60%	126,222	594	1.89%
Savings	102,624	378	1.48%	97,028	395	1.63%
Time deposits	33,027	249	3.03%	35,674	324	3.64%
Total interest-bearing deposits	353,540	1,682	1.91%	329,833	1,845	2.24%
Borrowed funds
Federal Home Loan Bank advances	29,362	289	3.89%	18,319	220	4.74%
Senior debt	38,184	487	5.10%	36,142	521	5.77%
Subordinated debt	4,544	58	5.16%	3,686	53	5.69%
Other	6,843	71	4.08%	7,146	76	4.24%
Total borrowed funds	78,933	905	4.57%	65,293	870	5.31%
Total interest-bearing liabilities/interest expense	432,473	2,587	2.39%	395,126	2,715	2.74%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	103,479			93,142
Accrued expenses and other liabilities	16,848			16,942
Equity	63,470			56,476
Total liabilities and equity	$616,270			$561,686
Interest rate spread			2.43%			2.19%
Impact of noninterest-bearing sources			0.53			0.61
Net interest income/margin		$4,134	2.96%		$3,583	2.80%
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
(b)Loan fees for the three months ended June 30, 2026 and 2025 were $56 million and $42 million, respectively. Loan fees for the six months ended June 30, 2026 and 2025 were $98 million and $85 million, respectively.
(c)Interest income calculated as taxable-equivalent interest income. See Reconciliation of Taxable-Equivalent Net Interest Income in this Financial Review for more information.

The PNC Financial Services Group, Inc. – Form 10-Q 39

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
Table 35: Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) (a)

	Six months ended		Three months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net interest income (GAAP)	$8,068	$7,031	$4,107	$3,555
Taxable-equivalent adjustments	56	56	27	28
Net interest income (non-GAAP)	$8,124	$7,087	$4,134	$3,583
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
Table 36: Reconciliation of Noninterest Expense Guidance, Excluding Integration Costs and Significant Items (non-GAAP) (a)(b)(c)

	Actual	Outlook - Low End	Outlook - High End
		Three months ended	Three months ended
	Three months ended June 30, 2026	September 30, 2026	September 30, 2026
Dollars in millions		% Change	% Change
Noninterest expense	$4,098	(8)%	(7)%
Less incurred integration costs	(121)
Less significant items:
PNC Foundation contribution expense	(140)
Total integration costs and significant items	$(261)
Noninterest expense, excluding integration costs and significant items (non-GAAP)	$3,837	(3)%	(2)%

	Actual	Outlook
Dollars in millions	Year ended December 31, 2025	Year ended December 31, 2026	Approximate % Change
Noninterest expense	$13,834		11.5%
Less incurred integration costs	—	$(218)
Less significant items:
PNC Foundation contribution expense	—	(140)
Total integration costs and significant items	$—	$(358)
Noninterest expense, excluding integration costs and significant items (non-GAAP)	$13,834		8.5%
(a)We believe Noninterest expense, excluding integration costs and significant items to be a useful tool for comparison of noninterest expense recognized during the normal course of business.
(b)The guidance range for noninterest expense, as adjusted for the three months ended September 30, 2026, excludes our expectation for non-recurring merger and integration costs of approximately $50 million. Actual expenses may differ based on the timing, scope and execution of integration-related activities.
(c)The guidance range for noninterest expense, as adjusted for the full year of 2026, excludes an anticipated $325 million of integration costs for the full year, $218 million of which was recognized in the first half of 2026. Actual expenses may differ based on the timing, scope and execution of integration-related activities.
Table 37: Reconciliation of Noninterest Income Guidance, Excluding Integration Costs and Significant Items (non-GAAP) (a)

	Actual	Outlook
Dollars in millions	Year ended December 31, 2025	Year ended December 31, 2026	Approximate % Change
Noninterest income	$8,689		11%
Less incurred integration costs	—	$(7)
Less significant items:
Gain on Visa shares exchange program	—	448
Visa Class B-3 derivative adjustments	—	(85)
Loss on sale of securities	—	(139)
Total integration costs and significant items	$—	$217
Noninterest income, excluding integration costs and significant items (non-GAAP)	$8,689		9%
(a)The guidance for noninterest income, as adjusted for the full year of 2026, excludes our expected non-recurring merger and integration costs for the second half of 2026. Actual costs may differ based on the timing, scope and execution of integration-related activities.
40    The PNC Financial Services Group, Inc. – Form 10-Q

Table 38: Reconciliation of Revenue Guidance, Excluding Integration Costs and Significant Items (non-GAAP) (a)

	Actual	Outlook
Dollars in millions	Year ended December 31, 2025	Year ended December 31, 2026	Approximate % Change
Revenue	$23,099		14%
Less incurred integration costs	—	$(7)
Less significant items:
Gain on Visa shares exchange program	—	448
Visa Class B-3 derivative adjustments	—	(85)
Loss on sale of securities	—	(139)
Total integration costs and significant items	$—	$217
Revenue, excluding integration costs and significant items (non-GAAP)	$23,099		13%
(a)The guidance for revenue, as adjusted for the full year of 2026, excludes our expected non-recurring merger and integration costs for the second half of 2026. Actual costs may differ based on the timing, scope and execution of integration-related activities.

RECENT REGULATORY DEVELOPMENTS

FDIC Insurance; Resolution Planning

On June 30, 2026, the FDIC issued proposals to amend its assessments and resolution plan submission rules. The assessments proposal would reduce assessments by 2 basis points for smaller banks and by 1 basis point for large and highly complex banks like PNC Bank. The proposal would also allow large and highly complex banks to obtain an additional reduction through a “resolution readiness adjustment” by opting in to (i) virtual data room testing, where banks would receive an additional 0.5 basis point reduction for successfully demonstrating the capability to upload specified information to the FDIC’s virtual data room within 48 hours of a request, and (ii) data access requirements, where banks would receive an additional 0.5 basis point reduction by enabling FDIC access to internal data systems needed to receive and process data in the event of an institution’s failure. Based on our initial review, the proposal would result in immaterial cost savings for PNC Bank if finalized as proposed.

The resolution plan proposal significantly scales back content requirements, moving away from descriptions of resolution-related hypothetical strategies and descriptions of a bank’s resolution capabilities. In addition, the proposal would eliminate the FDIC’s credibility assessment of submissions, as well as expectations for capabilities testing. The proposal would also adjust submission timing to require submissions every three years for all institutions, with no interim supplement submission required in off years. Comments on both proposals are due August 31, 2026.

The PNC Financial Services Group, Inc. – Form 10-Q 41

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in our 2025 Form 10-K describes the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions, and such variations may significantly affect our reported results and financial position for the period or in future periods. See the Critical Accounting Estimates and Judgments section of our 2025 Form 10-K for additional information on these policies, which include the ACL, MSRs and fair value measurements. The following provides further detail on the estimates and judgments used in determining the ACL as of June 30, 2026.
Allowance for Credit Losses
The economic scenarios used for the period ended June 30, 2026 consider, among other factors, ongoing geopolitical conflicts, higher energy prices and the impacts of trade and fiscal policy, including tariffs, on the U.S. economic outlook. Given these factors, growth is expected to remain steady with current levels in the coming quarters. While recession risks remain elevated, our most likely expectation is that the U.S. economy avoids a recession. We believe the economic scenarios effectively reflect the distribution of potential economic outcomes.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at June 30, 2026 and December 31, 2025.

Table 39: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of June 30, 2026
	2026	2027	2028
U.S. real GDP (a)	1.3%	1.2%	2.1%
U.S. unemployment rate (b)	4.6%	5.1%	4.7%
	Assumptions as of December 31, 2025
	2026	2027	2028
U.S. real GDP (a)	0.5%	2.0%	2.0%
U.S. unemployment rate (b)	5.1%	4.9%	4.4%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31, 2026, 2027 and 2028, respectively.
Real GDP growth is expected to end 2026 at 1.3% on a weighted average basis, up from the 0.5% assumed at December 31, 2025. Growth remains near that level in 2027 before increasing to 2.1% in 2028. Unemployment is expected to remain steady over the next year. The weighted-average unemployment rate will end 2026 at 4.6%, peaking at 5.1% in 2027, before improving to 4.7% by the end of 2028.

Qualitative Component
Qualitative factors may include, but are not limited to, inherent forecasting limitations, model imprecision, timing of available information, and/or emerging and ongoing credit risks. At June 30, 2026, the qualitative framework considers PNC’s view of the current state of the economy, which primarily reflects downside risks related to the macroeconomic and geopolitical environment, stress on consumers and the continued uncertainty due to the fundamental change in office demand.

See the following for additional information related to our ACL:
•Allowance for Credit Losses in the Credit Risk Management section of this Financial Review, and
•Note 3 Investment Securities and Note 4 Loans and Related Allowance for Credit Losses in this Report.

42    The PNC Financial Services Group, Inc. – Form 10-Q

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
• We do not plan to early adopt.
• This ASU is not expected to have a material impact on our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity and Consolidated Statement of Cash Flows.

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
The PNC Financial Services Group, Inc. – Form 10-Q 43

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
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our views that:
–PNC’s baseline forecast remains for continued expansion in 2026, with economic growth expected to remain resilient despite oil prices that are up from early 2026, supported by strong AI-related capex, tax refunds, and an improving labor market. We expect real GDP growth of 2.1% in 2026, with continued modest job gains and the unemployment rate holding roughly steady, ending the year at around 4.3%. Inflation risks have eased somewhat but we still expect inflation to remain elevated, with CPI inflation staying above 3% through year-end. Risks to our growth and inflation outlook include a sudden reversal in AI-related sentiment, which would have knock-on effects on both capex and wealth-driven consumer spending, as well as any further sharp rise in oil prices.
–Our baseline forecast is for the Federal Reserve to keep the federal funds rate unchanged throughout 2026 and into 2027, in a range between 3.50% and 3.75%. However, risks remain skewed toward tighter monetary policy given persistent above-target inflation and inflationary pressures from higher energy prices and continued strength in capital spending.
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
44    The PNC Financial Services Group, Inc. – Form 10-Q

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Risk Management section of Part I, Item 2 and in Note 1 Accounting Policies, Note 12 Fair Value and Note 13 Financial Derivatives in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEM 4. CONTROLS AND PROCEDURES

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2026, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2026, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As permitted by SEC guidance that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management’s evaluation of disclosure controls and procedures for up to a year from the date of acquisition, we have excluded FirstBank from management’s reporting on internal control over financial reporting for the quarter ended June 30, 2026.
We evaluated the effectiveness of internal controls over financial reporting through the integration of FirstBank with that of PNC and PNC Bank and made changes to our internal control framework, as necessary. As of close on January 5, 2026, and prior to purchase accounting adjustments, FirstBank had $26.4 billion of assets, $16.0 billion of loans and $23.1 billion of deposits.
The PNC Financial Services Group, Inc. – Form 10-Q 45

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended June 30		Six months ended June 30
In millions, except per share data	2026	2025	2026	2025
Interest Income
Loans	$4,986	$4,609	$9,778	$9,081
Investment securities	1,263	1,151	2,465	2,275
Other	445	510	895	1,044
Total interest income	6,694	6,270	13,138	12,400
Interest Expense
Deposits	1,682	1,845	3,417	3,653
Borrowed funds	905	870	1,653	1,716
Total interest expense	2,587	2,715	5,070	5,369
Net interest income	4,107	3,555	8,068	7,031
Noninterest Income
Asset management and brokerage	440	391	860	782
Capital markets and advisory	577	321	1,040	627
Card and cash management	772	737	1,510	1,429
Lending and deposit services	346	317	686	633
Residential and commercial mortgage	144	128	262	262
Other income
Gain on Visa shares exchange program	448	—	448	—
Securities gains (losses)	(139)	—	(111)	(2)
Other	180	212	277	351
Total other income	489	212	614	349
Total noninterest income	2,768	2,106	4,972	4,082
Total revenue	6,875	5,661	13,040	11,113
Provision For Credit Losses	191	254	401	473
Noninterest Expense
Personnel	2,273	1,889	4,379	3,779
Occupancy	252	235	514	480
Equipment	435	394	850	778
Marketing	110	99	197	184
Other	1,028	766	1,926	1,549
Total noninterest expense	4,098	3,383	7,866	6,770
Income before income taxes and noncontrolling interests	2,586	2,024	4,773	3,870
Income taxes	531	381	946	728
Net income	2,055	1,643	3,827	3,142
Less: Net income attributable to noncontrolling interests	15	16	27	34
Preferred stock dividends	85	83	158	154
Preferred stock discount accretion and redemptions	2	2	3	4
Net income attributable to common shareholders	$1,953	$1,542	$3,639	$2,950
Earnings Per Common Share
Basic	$4.82	$3.86	$8.95	$7.37
Diluted	$4.81	$3.85	$8.94	$7.37
Average Common Shares Outstanding
Basic	403	397	404	398
Diluted	403	397	404	398
See accompanying Notes to Consolidated Financial Statements.
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Net income	$2,055	$1,643	$3,827	$3,142
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	109	263	(50)	1,192
Net change in cash flow hedge derivatives	(556)	485	(888)	1,310
Pension and other postretirement benefit plan adjustments	(6)	(19)	2	(21)
Net change in Other	(5)	(2)	(4)	(3)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(458)	727	(940)	2,478
Income tax benefit (expense) related to items of other comprehensive income	111	(172)	228	(595)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(347)	555	(712)	1,883
Comprehensive income	1,708	2,198	3,115	5,025
Less: Comprehensive income attributable to noncontrolling interests	15	16	27	34
Comprehensive income attributable to PNC	$1,693	$2,182	$3,088	$4,991
See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 47

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	June 30, 2026	December 31, 2025
In millions, except par value
Assets
Cash and due from banks	$5,951	$6,777
Interest-earning deposits with banks	22,794	32,936
Loans held for sale (a)	1,522	1,939
Investment securities – available-for-sale	71,100	68,135
Investment securities – held-to-maturity	78,406	70,105
Loans (a)	367,953	331,481
Allowance for loan and lease losses	(4,652)	(4,410)
Net loans	363,301	327,071
Equity investments	11,735	10,790
Mortgage servicing rights	3,801	3,659
Goodwill	13,317	10,959
Other (a)	44,107	41,201
Total assets	$616,034	$573,572
Liabilities
Deposits
Noninterest-bearing	$99,356	$91,748
Interest-bearing (b)	350,436	349,118
Total deposits	449,792	440,866
Borrowed funds
Federal Home Loan Bank advances	40,416	13,000
Senior debt	38,144	38,642
Subordinated debt	4,396	3,016
Other (b)	2,767	2,443
Total borrowed funds	85,723	57,101
Allowance for unfunded lending related commitments	809	818
Accrued expenses and other liabilities (b)	15,649	14,151
Total liabilities	551,973	512,936
Equity
Preferred stock (c)	—	—
Common stock ($5 par value, Authorized 800,000,000 shares, issued 557,291,838 and 543,497,966 shares)	2,786	2,717
Capital surplus	21,999	18,922
Retained earnings	65,518	63,266
Accumulated other comprehensive income (loss)	(4,120)	(3,408)
Common stock held in treasury at cost: 157,826,113 and 153,084,091 shares	(22,175)	(20,912)
Total shareholders’ equity	64,008	60,585
Noncontrolling interests	53	51
Total equity	64,061	60,636
Total liabilities and equity	$616,034	$573,572
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.3 billion, Loans held for investment of $1.1 billion and Other assets of $0.1 billion at June 30, 2026. Comparable amounts at December 31, 2025 were $1.7 billion, $1.1 billion and $0.2 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Interest-bearing deposits of $0.8 billion, Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at June 30, 2026. Comparable amounts at December 31, 2025 were $3.6 billion, less than $0.1 billion and $0.1 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.
48    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2026	2025
Operating Activities
Net income	$3,827	$3,142
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	401	473
Depreciation, amortization and accretion	173	172
Deferred income taxes (benefit)	152	(58)
Net losses on sales of securities	111	2
Changes in fair value of mortgage servicing rights	185	328
Gain on Visa shares exchange program	(448)	—
Net change in
Trading securities and other short-term investments	(187)	(1,646)
Loans held for sale and related securitization activity	377	(955)
Other assets	(285)	1,782
Accrued expenses and other liabilities	(1,284)	(2,395)
Other operating activities, net	1,053	126
Net cash provided (used) by operating activities	$4,075	$971
Investing Activities
Sales
Securities available-for-sale	$11,977	$1,331
Loans	403	293
Repayments/maturities
Securities available-for-sale	4,406	3,392
Securities held-to-maturity	6,582	6,843
Purchases
Securities available-for-sale	(13,672)	(9,045)
Securities held-to-maturity	(11,066)	(3,979)
Loans	(1,128)	(853)
Net change in federal funds sold and resale agreements	501	(188)
Other changes in loans, net	(20,490)	(9,812)
Net cash paid for acquisition (a)	(80)	—
Other investing activities, net	(3,079)	(670)
Net cash provided (used) by investing activities	$(25,646)	$(12,688)
The PNC Financial Services Group, Inc. – Form 10-Q 49

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Six months ended June 30
	2026	2025
Financing Activities
Net change in
Noninterest-bearing deposits	$(2,282)	$613
Interest-bearing deposits	(11,862)	(654)
Federal funds purchased and repurchase agreements	(44)	(36)
Short-term Federal Home Loan Bank advances	4,000	—
Other borrowed funds	198	149
Sales/issuances
Federal Home Loan Bank advances	28,000	3,000
Senior debt	4,211	5,237
Subordinated debt	1,495	—
Common and treasury stock	34	34
Repayments/maturities
Federal Home Loan Bank advances	(6,000)	(7,000)
Senior debt	(4,250)	(2,750)
Subordinated debt	(71)	(700)
Acquisition of treasury stock	(1,418)	(598)
Preferred stock cash dividends paid	(158)	(154)
Common stock cash dividends paid	(1,387)	(1,281)
Other financing activities, net	137	—
Net cash provided (used) by financing activities	$10,603	$(4,140)
Net Increase (Decrease) In Cash, Cash Equivalents And Restricted Cash	$(10,968)	$(15,857)
Cash, cash equivalents and restricted cash at beginning of period	39,713	46,251
Cash, cash equivalents and restricted cash at end of period (b)	$28,745	$30,394
Supplemental Disclosures (c)
Interest paid	$5,138	$5,511
Leased assets obtained in exchange for new operating lease liabilities	$331	$149
Non-cash Investing And Financing Items
Transfer from loans to loans held for sale, net	$80	$108
Transfer from loans to foreclosed assets	$23	$21
Common stock issuances for acquisition	$2,943	$—
Preferred stock issuances for acquisition	$119	$—
(a)Cash paid to acquire FirstBank was $1,238 million. The amount of $80 million represents the cash paid for the acquisition less $162 million in Cash and due from banks and $996 million in Interest-earning deposits with banks acquired from FirstBank. See Note 2 Acquisition Activity for more detailed information on the FirstBank acquisition.
(b)Includes restricted cash at end of period of $882 million and $992 million for the six months ended June 30, 2026 and 2025, respectively.
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

On January 5, 2026, we acquired FirstBank Holding Company, including its banking subsidiary, FirstBank. Our results for the three and six months ended June 30, 2026 reflect FirstBank’s acquired business operations for the period since the acquisition closed on January 5, 2026, and our balance sheet at June 30, 2026 includes FirstBank balances. See Note 2 Acquisition Activity for additional information on this acquisition.

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

Allowance for Credit Losses
Purchased Seasoned Loans
On January 1, 2026, we adopted ASU 2025-08 - Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which expanded the population of acquired financial assets subject to the gross-up approach. Purchased seasoned loans, or PSLs, are acquired loans that, at acquisition, have not experienced a more-than-insignificant credit deterioration since origination and are deemed seasoned. A loan is seasoned if it was purchased at least 90 days after origination and PNC was not involved in the origination of the loan. All loans (excluding credit cards) that are acquired without credit deterioration through a business combination are deemed seasoned.
The PNC Financial Services Group, Inc. – Form 10-Q 51

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

In June 2026, PNC converted approximately 780,000 customers, more than 1,620 employees and 95 branches across Colorado and Arizona, merging FirstBank into PNC Bank.

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

PNC incurred total integration costs of $127 million for the three months ended June 30, 2026, of which $121 million was reflected in expenses and $6 million was reflected in revenue. For the six months ended June 30, 2026, PNC incurred $225 million in total integration costs, of which $218 million was reflected in expenses and $7 million was reflected in revenue. These costs were primarily within personnel, advisory and legal expense.
52    The PNC Financial Services Group, Inc. – Form 10-Q

The following table includes the preliminary fair value of the identifiable tangible and intangible assets and liabilities from FirstBank:
Table 40: Acquisition Consideration

January 5, 2026
In millions, except share data	Fair Value
Acquisition consideration
Common stock issued (13,715,133 shares) (a)	$2,943
Preferred stock issued (115,200 shares)	119
Cash paid	1,238
Total consideration	$4,300
Assets
Cash and due from banks	$162
Interest-earning deposits with banks	996
Investment securities	8,278
Net loans	15,177
Core deposit intangible	761
Other	1,282
Total assets	$26,656
Liabilities
Deposits	$23,076
Borrowed funds and other	1,638
Total liabilities	$24,714
Net assets	$1,942
Goodwill (b)	$2,358
(a)    Amount includes $29 million of deferred restricted stock compensation and $13 million withheld to satisfy certain tax obligations.
(b)    Includes immaterial measurement period adjustments recorded in the second quarter.

Preliminary goodwill of $2.4 billion recorded in connection with the transaction resulted from the reputation, operating model and expertise of FirstBank. The amount of goodwill recorded reflected the increased market share and related synergies that resulted from the acquisition and represents the excess purchase price over the estimated fair value of the net assets from FirstBank. The goodwill was allocated to our Retail Banking segment and is not deductible for income tax purposes. See Note 6 Goodwill and Mortgage Servicing Rights for additional information on our goodwill.

The following table includes the fair value and unpaid principal balance of the loans from the FirstBank acquisition.

Table 41: Fair Value and Unpaid Principal Balance of Loans from the FirstBank Acquisition

	January 5, 2026
In millions	Unpaid Principal Balance (a)	Fair Value
Loans
Commercial
Commercial and industrial	$3,354	$3,165
Commercial real estate	5,163	4,835
Total commercial	8,517	8,000
Consumer
Residential real estate	7,061	6,615
Home equity	499	477
Credit card and other consumer	93	85
Total consumer	7,653	7,177
Total	$16,170	$15,177
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

The PNC Financial Services Group, Inc. – Form 10-Q 53

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

Table 42: PCD Loan Activity

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

Table 43: PSL Activity

January 5, 2026
In millions
Principal balance	$15,720
ACL at acquisition	(229)
Non-credit discount	(672)
Purchase price	$14,819

For additional information on our adoption of ASU 2025-08, see Note 1 Accounting Policies.

54    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 3 INVESTMENT SECURITIES
The following table summarizes our available-for-sale and held-to-maturity portfolios by major security type:
Table 44: Investment Securities Summary (a) (b)

	June 30, 2026				December 31, 2025
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury and government agencies	$28,804	$72	$(351)	$28,525	$29,022	$188	$(313)	$28,897
Residential mortgage-backed
Agency	35,794	119	(2,025)	33,888	32,429	176	(1,942)	30,663
Non-agency	417	104	(4)	517	442	110	(4)	548
Commercial mortgage-backed
Agency	3,416	20	(75)	3,361	3,395	43	(66)	3,372
Non-agency	160	—	(2)	158	256	—	(4)	252
Asset-backed	2,521	31	(3)	2,549	2,247	50	—	2,297
Other	2,095	58	(51)	2,102	2,106	54	(54)	2,106
Total securities available-for-sale	$73,207	$404	$(2,511)	$71,100	$69,897	$621	$(2,383)	$68,135
Securities Held-to-Maturity
U.S. Treasury and government agencies	$18,666	$2	$(385)	$18,283	$21,537	$25	$(318)	$21,244
Residential mortgage-backed
Agency	51,294	155	(2,588)	48,861	42,599	279	(2,155)	40,723
Non-agency	213	—	(13)	200	222	—	(11)	211
Commercial mortgage-backed
Agency	4,545	8	(72)	4,481	1,091	16	(7)	1,100
Non-agency	150	3	—	153	328	3	(1)	330
Asset-backed	1,130	11	(7)	1,134	1,840	46	(6)	1,880
Other	2,408	29	(27)	2,410	2,488	34	(31)	2,491
Total securities held-to-maturity (d)	$78,406	$208	$(3,092)	$75,522	$70,105	$403	$(2,529)	$67,979
(a) At June 30, 2026, the accrued interest associated with our available-for-sale and held-to-maturity portfolios totaled $335 million and $246 million, respectively. The comparable amounts at December 31, 2025 were $348 million and $219 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both June 30, 2026 and December 31, 2025.
(c) Amortized cost is presented net of allowance of $61 million for securities available-for-sale, primarily related to non-agency commercial mortgage-backed securities, and $4 million for securities held-to-maturity at June 30, 2026. Comparable amounts at December 31, 2025 were $61 million and $5 million, respectively.
(d) Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of the transfer. The amortized cost of held-to-maturity securities included net unrealized losses of $2.4 billion at June 30, 2026 related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2025 was $2.7 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available-for-sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held-to-maturity are carried at amortized cost, net of any allowance. Investment securities at June 30, 2026 included $918 million of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount at June 30, 2025 was $577 million of net unsettled purchases.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At June 30, 2026, the allowance for investment securities was $65 million and primarily related to non-agency commercial mortgage-backed securities in the available-for-sale portfolio. The comparable amount at December 31, 2025 was $66 million. See Note 1 Accounting Policies in our 2025 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At June 30, 2026, AOCI included pre-tax losses of $230 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 45 presents the gross unrealized losses and fair value of securities available-for-sale that do not have an associated allowance for investment securities at June 30, 2026 and December 31, 2025. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair
The PNC Financial Services Group, Inc. – Form 10-Q 55

value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of June 30, 2026, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 45: Gross Unrealized Loss and Fair Value of Securities Available-for-Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2026
U.S. Treasury and government agencies	$(34)	$7,060	$(317)	$1,386	$(351)	$8,446
Residential mortgage-backed
Agency	(68)	7,664	(1,957)	15,093	(2,025)	22,757
Non-agency	—	—	(1)	30	(1)	30
Commercial mortgage-backed
Agency	(2)	407	(73)	1,515	(75)	1,922
Non-agency	—	—	(2)	71	(2)	71
Asset-backed	(3)	829	—	—	(3)	829
Other	(2)	173	(40)	1,099	(42)	1,272
Total securities available-for-sale	$(109)	$16,133	$(2,390)	$19,194	$(2,499)	$35,327
December 31, 2025
U.S. Treasury and government agencies	$(1)	$103	$(312)	$1,427	$(313)	$1,530
Residential mortgage-backed
Agency	(4)	541	(1,938)	17,383	(1,942)	17,924
Non-agency	—	—	(1)	24	(1)	24
Commercial mortgage-backed
Agency	—	—	(66)	1,572	(66)	1,572
Non-agency	—	—	(4)	167	(4)	167
Asset-backed	—	—	—	—	—	—
Other	—	—	(43)	1,518	(43)	1,518
Total securities available-for-sale	$(5)	$644	$(2,364)	$22,091	$(2,369)	$22,735

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 46: Gains (Losses) on Sales of Securities Available-for-Sale

Six months ended June 30 In millions
	Gross Gains	Gross Losses		Net Gains (Losses)	Tax Expense (Benefit)
2026	$31	$(142)	(a)	$(111)	$(23)
2025	$2	$(4)		$(2)	$—
(a)    Includes a securities loss of $139 million related to the sale of approximately $4.1 billion of available-for-sale securities as part of the repositioning of the investment securities portfolio.
56    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2026:
Table 47: Contractual Maturity of Debt Securities

June 30, 2026 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available-for-Sale
U.S. Treasury and government agencies	$497	$24,352	$1,665	$2,290	$28,804
Residential mortgage-backed
Agency	1	426	2,432	32,935	35,794
Non-agency	—	—	177	240	417
Commercial mortgage-backed
Agency	8	1,447	135	1,826	3,416
Non-agency	—	79	55	26	160
Asset-backed	5	1,399	295	822	2,521
Other	512	812	256	515	2,095
Total securities available-for-sale at amortized cost	$1,023	$28,515	$5,015	$38,654	$73,207
Fair value	$1,018	$28,436	$4,952	$36,694	$71,100
Weighted-average yield, GAAP basis (a)	3.48%	4.07%	3.64%	3.93%	3.96%
Securities Held-to-Maturity
U.S. Treasury and government agencies	$7,458	$9,849	$541	$818	$18,666
Residential mortgage-backed
Agency	—	14	3,767	47,513	51,294
Non-agency	—	—	—	213	213
Commercial mortgage-backed
Agency	—	3,516	491	538	4,545
Non-agency	—	—	—	150	150
Asset-backed	14	97	520	499	1,130
Other	114	635	250	1,409	2,408
Total securities held-to-maturity at amortized cost	$7,586	$14,111	$5,569	$51,140	$78,406
Fair value	$7,567	$13,800	$5,332	$48,823	$75,522
Weighted-average yield, GAAP basis (a)	1.30%	2.40%	2.50%	3.50%	3.02%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings and unused borrowing capacity:
Table 48: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30, 2026	December 31, 2025
Pledged to others	$65,015	$61,230
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,047	$759
Permitted amount repledged to others	$1,047	$759

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

The PNC Financial Services Group, Inc. – Form 10-Q 57

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

58    The PNC Financial Services Group, Inc. – Form 10-Q

Table 49 presents the composition and delinquency status of our loan portfolio at June 30, 2026 and December 31, 2025. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.

Table 49: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
June 30, 2026
Commercial
Commercial and industrial	$226,910	$123	$121	$76	$320		$685	$—	$227,915
Commercial real estate	35,482	7	9	—	16		464	—	35,962
Total commercial	262,392	130	130	76	336		1,149	—	263,877
Consumer
Residential real estate	47,486	372	115	230	717	(c)	325	181	48,709
Home equity	25,698	65	26	—	91		456	35	26,280
Automobile	15,712	59	15	4	78		82	—	15,872
Credit card	7,179	37	28	56	121		11	—	7,311
Other consumer	5,807	32	24	37	93		4	—	5,904
Total consumer	101,882	565	208	327	1,100		878	216	104,076
Total	$364,274	$695	$338	$403	$1,436		$2,027	$216	$367,953
Percentage of total loans	99.00%	0.19%	0.09%	0.11%	0.39%		0.55%	0.06%	100.00%
December 31, 2025
Commercial
Commercial and industrial	$201,772	$182	$103	$57	$342		$784	$—	$202,898
Commercial real estate	28,879	14	98	—	112		574	—	29,565
Total commercial	230,651	196	201	57	454		1,358	—	232,463
Consumer
Residential real estate	42,687	243	101	209	553	(c)	320	200	43,760
Home equity	25,365	70	30	—	100		439	37	25,941
Automobile	16,411	74	18	5	97		83	—	16,591
Credit card	6,859	45	32	65	142		13	—	7,014
Other consumer	5,610	32	21	44	97		5	—	5,712
Total consumer	96,932	464	202	323	989		860	237	99,018
Total	$327,583	$660	$403	$380	$1,443		$2,218	$237	$331,481
Percentage of total loans	98.82%	0.20%	0.12%	0.11%	0.44%		0.67%	0.07%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.5 billion and $1.3 billion at June 30, 2026 and December 31, 2025, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed residential real estate loans totaling $0.3 billion at both June 30, 2026 and December 31, 2025.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $1.7 billion and $1.1 billion at June 30, 2026 and December 31, 2025, respectively.
(f)Collateral dependent loans totaled $1.3 billion and $1.5 billion at June 30, 2026 and December 31, 2025, respectively.
At June 30, 2026, we pledged unpaid principal balances in the amounts of $68.7 billion of commercial and consumer loans to the FRB and $86.6 billion of secured real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2025 were $55.0 billion and $80.6 billion, respectively.
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
The PNC Financial Services Group, Inc. – Form 10-Q 59

The following table presents our nonperforming assets as of June 30, 2026 and December 31, 2025:
Table 50: Nonperforming Assets

Dollars in millions	June 30, 2026	December 31, 2025
Nonperforming loans
Commercial	$1,149	$1,358
Consumer (a)	878	860
Total nonperforming loans (b)	2,027	2,218
OREO, foreclosed and other assets	123	143
Total nonperforming assets	$2,150	$2,361
Nonperforming loans to total loans	0.55%	0.67%
Nonperforming assets to total loans, OREO, foreclosed and other assets	0.58%	0.71%
Nonperforming assets to total assets	0.35%	0.41%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.7 billion and $0.6 billion at June 30, 2026 and December 31, 2025, respectively. This primarily includes loans with a fair value of collateral that exceeds the amortized cost basis.

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
60    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit quality indicators for our commercial loan classes:
Table 51: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
June 30, 2026 In millions	2026		2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$23,536		$31,025	$14,272	$9,541	$11,991	$15,825	$113,235	$79	$219,504
Criticized	112		577	911	564	890	675	4,637	45	8,411
Total commercial and industrial loans	23,648		31,602	15,183	10,105	12,881	16,500	117,872	124	227,915
Gross charge-offs (b)	8	(c)	13	16	20	38	21	153	1	270
Commercial real estate
Pass Rated	4,939		4,555	2,663	2,707	5,355	9,184	762	—	30,165
Criticized	—		207	601	1,380	1,671	1,922	16	—	5,797
Total commercial real estate loans	4,939		4,762	3,264	4,087	7,026	11,106	778	—	35,962
Gross charge-offs (b)	—		9	—	15	—	16	3	—	43
Total commercial loans	$28,587		$36,364	$18,447	$14,192	$19,907	$27,606	$118,650	$124	$263,877
Total commercial gross charge-offs (d)	$8		$22	$16	$35	$38	$37	$156	$1	$313

	Term Loans by Origination Year
December 31, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$35,176		$16,478	$10,180	$13,815	$4,139	$12,757	$101,222	$125	$193,892
Criticized	559		896	574	1,181	333	510	4,838	115	9,006
Total commercial and industrial loans	35,735		17,374	10,754	14,996	4,472	13,267	106,060	240	202,898
Gross charge-offs (b)	45	(c)	48	82	28	11	18	131	31	394
Commercial real estate
Pass Rated	3,169		2,395	3,080	5,215	1,324	7,686	610	—	23,479
Criticized	221		571	1,467	1,637	287	1,899	4	—	6,086
Total commercial real estate loans	3,390		2,966	4,547	6,852	1,611	9,585	614	—	29,565
Gross charge-offs (b)	5		1	1	—	7	100	—	2	116
Total commercial loans	$39,125		$20,340	$15,301	$21,848	$6,083	$22,852	$106,674	$240	$232,463
Total commercial gross charge-offs	$50		$49	$83	$28	$18	$118	$131	$33	$510
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of June 30, 2026 and December 31, 2025.
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

The PNC Financial Services Group, Inc. – Form 10-Q 61

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 52: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
June 30, 2026 In millions	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$3	$42	$64	$61	$64	$133	$—	$—	$367
Greater than or equal to 80% to 100%	345	573	313	337	835	653	—	—	3,056
Less than 80%	1,012	1,970	1,618	3,190	8,843	28,022	—	—	44,655
No LTV available	1	—	—	—	—	10	—	—	11
Government insured or guaranteed loans	—	2	7	30	31	550	—	—	620
Total residential real estate loans	$1,361	$2,587	$2,002	$3,618	$9,773	$29,368	$—	$—	$48,709
Updated FICO scores
Greater than or equal to 780	$782	$1,784	$1,391	$2,537	$7,774	$21,238	$—	$—	$35,506
720 to 779	465	553	403	573	1,296	4,320	—	—	7,610
660 to 719	92	168	139	230	434	1,709	—	—	2,772
Less than 660	9	43	37	128	166	986	—	—	1,369
No FICO score available (a)	13	37	25	120	72	565	—	—	832
Government insured or guaranteed loans	—	2	7	30	31	550	—	—	620
Total residential real estate loans	$1,361	$2,587	$2,002	$3,618	$9,773	$29,368	$—	$—	$48,709
Gross charge-offs (b) (c)	$—	$—	$—	$—	$—	$1	$—	$—	$1
Home equity (d)
Current estimated LTV ratios
Greater than 100%	$1	$2	$1	$1	$1	$22	$491	$423	$942
Greater than or equal to 80% to 100%	10	7	5	3	3	47	1,566	1,580	3,221
Less than 80%	48	22	17	20	15	3,584	7,911	10,477	22,094
No LTV available	13	—	—	—	—	1	6	3	23
Total home equity loans	$72	$31	$23	$24	$19	$3,654	$9,974	$12,483	$26,280
Updated FICO scores
Greater than or equal to 780	$16	$17	$9	$8	$9	$2,375	$5,960	$5,916	$14,310
720 to 779	8	7	6	6	4	687	2,600	2,974	6,292
660 to 719	4	5	6	5	3	341	1,236	2,052	3,652
Less than 660	—	2	2	5	3	249	173	1,511	1,945
No FICO score available (a)	44	—	—	—	—	2	5	30	81
Total home equity loans	$72	$31	$23	$24	$19	$3,654	$9,974	$12,483	$26,280
Gross charge-offs (b) (c)	$—	$—	$—	$—	$—	$—	$7	$13	$20
62    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2025 In millions	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$7	$24	$74	$70	$55	$51	$—	$—	$281
Greater than or equal to 80% to 100%	534	290	342	707	447	223	—	—	2,543
Less than 80%	1,594	1,466	3,332	8,003	13,210	12,694	—	—	40,299
No LTV available	—	—	—	—	9	2	—	—	11
Government insured or guaranteed loans	—	6	26	27	20	547	—	—	626
Total residential real estate loans	$2,135	$1,786	$3,774	$8,807	$13,741	$13,517	$—	$—	$43,760
Updated FICO scores
Greater than or equal to 780	$1,337	$1,325	$2,748	$7,065	$11,095	$8,644	$—	$—	$32,214
720 to 779	661	354	568	1,206	1,837	2,225	—	—	6,851
660 to 719	117	86	192	394	543	978	—	—	2,310
Less than 660	19	15	134	109	181	751	—	—	1,209
No FICO score available (a)	1	—	106	6	65	372	—	—	550
Government insured or guaranteed loans	—	6	26	27	20	547	—	—	626
Total residential real estate loans	$2,135	$1,786	$3,774	$8,807	$13,741	$13,517	$—	$—	$43,760
Gross charge-offs (b)	$—	$1	$1	$3	$2	$1	$—	$—	$8
Home equity (e)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$—	$1	$24	$422	$422	$869
Greater than or equal to 80% to 100%	—	—	—	—	5	45	1,342	1,562	2,954
Less than 80%	—	—	—	—	125	3,772	7,572	10,649	22,118
Total home equity loans	$—	$—	$—	$—	$131	$3,841	$9,336	$12,633	$25,941
Updated FICO scores
Greater than or equal to 780	$—	$—	$—	$—	$86	$2,465	$5,423	$5,967	$13,941
720 to 779	—	—	—	—	29	737	2,504	3,063	6,333
660 to 719	—	—	—	—	11	372	1,200	2,077	3,660
Less than 660	—	—	—	—	5	265	207	1,496	1,973
No FICO score available (a)	—	—	—	—	—	2	2	30	34
Total home equity loans	$—	$—	$—	$—	$131	$3,841	$9,336	$12,633	$25,941
Gross charge-offs (b)	$—	$—	$—	$—	$—	$—	$13	$22	$35
(a)Loans where FICO scores are not available or required generally refers to accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes, bankruptcy event, deceased borrower) and/or loans titled with a business name. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
(b)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(c)Acquired consumer gross charge-offs are excluded from the balance above and primarily represents the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.
(d)Amounts as of June 30, 2026 include home equity installment loans acquired from FirstBank, which are reflected in the table based on the date the loan was originated.
(e)New originations consisted only of revolving home equity lines of credit for vintage years 2022 through 2025.

The PNC Financial Services Group, Inc. – Form 10-Q 63

Automobile, Credit Card and Other Consumer
The following table presents credit quality indicators for our automobile, credit card and other consumer loan classes:

Table 53: Credit Quality Indicators for Automobile, Credit Card and Other Consumer Loan Classes

	Term Loans by Origination Year
June 30, 2026 In millions	2026		2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$1,822		$3,255	$1,581	$755	$423	$256	$—	$—	$8,092
720 to 779	904		1,930	892	437	218	121	—	—	4,502
660 to 719	316		834	504	284	135	77	—	—	2,150
Less than 660	50		306	314	239	127	92	—	—	1,128
Total automobile loans	$3,092		$6,325	$3,291	$1,715	$903	$546	$—	$—	$15,872
Gross charge-offs (a)	$—		$18	$17	$14	$6	$5	$—	$—	$60
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,301	$1	$2,302
720 to 779	—		—	—	—	—	—	1,990	6	1,996
660 to 719	—		—	—	—	—	—	1,911	18	1,929
Less than 660	—		—	—	—	—	—	918	50	968
No FICO score available or required (b)	—		—	—	—	—	—	114	2	116
Total credit card loans	$—		$—	$—	$—	$—	$—	$7,234	$77	$7,311
Gross charge-offs (a) (c)	$—		$—	$—	$—	$—	$—	$133	$19	$152
Other consumer
Updated FICO scores
Greater than or equal to 780	$135		$248	$125	$80	$74	$280	$34	$—	$976
720 to 779	152		250	124	62	41	97	61	—	787
660 to 719	120		171	98	43	24	43	67	—	566
Less than 660	19		54	40	20	12	20	37	—	202
No FICO score available or required (b)	2		5	5	2	1	1	—	—	16
Total loans using FICO credit metric	428		728	392	207	152	441	199	—	2,547
Other internal credit metrics	1		—	2	29	7	689	2,620	9	3,357
Total other consumer loans	$429		$728	$394	$236	$159	$1,130	$2,819	$9	$5,904
Gross charge-offs (a) (c)	$43	(d)	$12	$12	$6	$3	$6	$5	$—	$87

64    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO Scores
Greater than or equal to 780	$4,241		$1,991	$1,022	$608	$387	$85	$—	$—	$8,334
720 to 779	2,394		1,216	609	322	178	52	—	—	4,771
660 to 719	883		668	387	199	104	39	—	—	2,280
Less than 660	236		352	292	167	100	59	—	—	1,206
Total automobile loans	$7,754		$4,227	$2,310	$1,296	$769	$235	$—	$—	$16,591
Gross charge-offs (a)	$9		$38	$39	$20	$11	$13	$—	$—	$130
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,199	$1	$2,200
720 to 779	—		—	—	—	—	—	1,903	6	1,909
660 to 719	—		—	—	—	—	—	1,813	17	1,830
Less than 660	—		—	—	—	—	—	922	55	977
No FICO score available or required (b)	—		—	—	—	—	—	96	2	98
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,933	$81	$7,014
Gross charge-offs (a)	$—		$—	$—	$—	$—	$—	$280	$40	$320
Other consumer
Updated FICO scores
Greater than or equal to 780	$301		$168	$108	$93	$39	$282	$34	$—	$1,025
720 to 779	324		175	90	58	20	98	64	—	829
660 to 719	230		133	62	38	10	44	70	—	587
Less than 660	48		45	27	20	6	22	37	—	205
No FICO score available or required (b)	5		5	3	1	—	—	—	—	14
Total loans using FICO credit metric	908		526	290	210	75	446	205	—	2,660
Other internal credit metrics	6		5	18	7	10	703	2,296	7	3,052
Total other consumer loans	$914		$531	$308	$217	$85	$1,149	$2,501	$7	$5,712
Gross charge-offs (a)	$81	(d)	$24	$24	$14	$5	$14	$10	$1	$173
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

The PNC Financial Services Group, Inc. – Form 10-Q 65

Loan Modifications to Borrowers Experiencing Financial Difficulty

FDMs result from our loss mitigation activities and include loan modifications that may result in interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. See Note 1 Accounting Policies in our 2025 Form 10-K for additional information on FDMs.

The following table presents the amortized cost basis, as of the period end date, of commercial FDMs granted during the three and six months ended June 30, 2026 and 2025:

Table 54: Commercial FDMs (a) (b)

Three months ended June 30 Dollars in millions	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Payment Delay and Term Extension	Interest Rate Reduction, Payment Delay and Term Extension	Other	Total	% of Loan Class
2026
Commercial and industrial	$356	$116	$1	$1	$—	$96	$570	0.25%
Commercial real estate	729	32	—	—	—	—	761	2.12%
Total commercial	$1,085	$148	$1	$1	$—	$96	$1,331	0.50%
2025
Commercial and industrial	$550	$37	$1	$17	$—	$7	$612	0.32%
Commercial real estate	268	35	—	—	—	—	303	0.97%
Total commercial	$818	$72	$1	$17	$—	$7	$915	0.40%

Six months ended June 30 Dollars in millions	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Payment Delay and Term Extension	Interest Rate Reduction, Payment Delay and Term Extension	Other	Total	% of Loan Class
2026
Commercial and industrial	$579	$132	$2	$12	$—	$96	$821	0.36%
Commercial real estate	955	50	—	44	—	—	1,049	2.92%
Total commercial	$1,534	$182	$2	$56	$—	$96	$1,870	0.71%
2025
Commercial and industrial	$788	$31	$2	$24	$14	$54	$913	0.48%
Commercial real estate	550	35	—	—	—	14	599	1.92%
Total commercial	$1,338	$66	$2	$24	$14	$68	$1,512	0.67%
(a)The unfunded lending related commitments on FDMs granted during the six months ended June 30, 2026 and 2025 were $0.6 billion and $0.4 billion, respectively.
(b)Excludes the amortized cost basis of modified loans that were paid off, charged off or otherwise liquidated as of the period end date.

66    The PNC Financial Services Group, Inc. – Form 10-Q

Table 55 presents the weighted average financial effect of commercial FDMs granted during the three and six months ended June 30, 2026 and 2025:

Table 55: Financial Effect of Commercial FDMs (a)

Three months ended June 30 Dollars in millions	2026		2025
	Amortized cost basis (b)	Financial effect	Amortized cost basis (b)	Financial effect
Weighted-average term extension (months)
Commercial and industrial	$358	16	$568	11
Commercial real estate	$729	14	$268	16
Interest rate reduction
Commercial and industrial	$1	4.61%	$1	5.50%
Weighted-average payment delay (months)
Commercial and industrial	$117	4	$54	5
Commercial real estate	$32	6	$35	6

Six months ended June 30 Dollars in millions	2026		2025
	Amortized cost basis (b)	Financial effect	Amortized cost basis (b)	Financial effect
Weighted-average term extension (months)
Commercial and industrial	$593	15	$828	17
Commercial real estate	$999	15	$550	16
Interest rate reduction
Commercial and industrial	$2	4.07%	$16	1.17%
Weighted-average payment delay (months)
Commercial and industrial	$144	8	$69	12
Commercial real estate	$94	7	$35	6
(a)Excludes the financial effects of modifications for loans that were paid off, charged off or otherwise liquidated as of the period end date.
(b)The amortized cost basis presented in Table 55 includes combination modification categories in addition to the standalone modification categories presented in Table 54. Primarily due to this reason, the amortized cost basis presented in Table 55 may not agree to the amortized cost basis presented alongside the standalone modification categories in Table 54. Amortized cost basis is as of the period end date.

After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of the period end date, of commercial FDMs granted during the twelve months preceding June 30, 2026 and 2025:

Table 56: Delinquency Status of Commercial FDMs (a) (b)

Twelve months ended June 30 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
2026
Commercial
Commercial and industrial	$1,703	$4	$—	$—	$242	$1,949
Commercial real estate	1,383	—	—	—	191	1,574
Total commercial	$3,086	$4	$—	$—	$433	$3,523
2025
Commercial
Commercial and industrial	$1,118	$9	$4	$—	$106	$1,237
Commercial real estate	711	—	—	—	301	1,012
Total commercial	$1,829	$9	$4	$—	$407	$2,249
(a)Represents amortized cost basis.
(b)Loans in our Payment Delay category are reported as past due in accordance with their contractual terms. Once contractually modified, these loans are reported as past due in accordance with their restructured terms.
We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Commercial loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the three and six months ended June 30, 2026 were $47 million and $70 million, respectively. Comparable amounts at June 30, 2025 were $61 million and $105 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 67

The following table presents information about our consumer FDMs:

Table 57: Consumer FDMs (a)(b)

	Three months ended June 30		Six months ended June 30
Dollars in millions	2026	2025	2026	2025
Modifications by type (c)
Payment delay	$59	$65	$93	$91
Repayment plan	15	18	29	35
Other (d)	12	12	23	22
Total consumer	$86	$95	$145	$148
Percentage of portfolio segment	0.08%	0.10%	0.14%	0.15%
Financial effects (c) (e)
Weighted-average payment delay (months)	8	6	9	6

	Twelve months ended June 30
Dollars in millions	2026	2025
Delinquency status (f)
Current or less than 30 days past due	$57	$56
30-59 days past due	4	4
60-89 days past due	3	4
90 days or more past due	6	7
Nonperforming loans	155	167
Total	$225	$238
(a)Represents amortized cost basis.
(b)The unfunded lending related commitments on consumer FDMs granted were immaterial during the three and six months ended June 30, 2026 and 2025.
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

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Consumer loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the three and six months ended June 30, 2026 were $31 million and $51 million, respectively. Comparable amounts at June 30, 2025 were $21 million and $48 million, respectively.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Allowance for Credit Losses

We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies in our 2025 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:

Table 58: Rollforward of Allowance for Credit Losses

	Three months ended June 30						Six months ended June 30
	2026			2025			2026			2025
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,269	$1,394	$4,663	$3,205	$1,339	$4,544	$3,089	$1,321	$4,410	$3,148	$1,338	$4,486
Acquisition PCD reserves	—	—	—	—	—	—	53	40	93	—	—	—
Acquisition PSL reserves	—	—	—	—	—	—	184	45	229	—	—	—
Beginning balance, adjusted	3,269	1,394	4,663	3,205	1,339	4,544	3,326	1,406	4,732	3,148	1,338	4,486
Charge-offs	(165)	(159)	(324)	(163)	(161)	(324)	(313)	(320)	(633)	(294)	(342)	(636)
Recoveries	36	62	98	61	65	126	74	125	199	108	125	233
Acquired loan charge-offs (a)	—	—	—	—	—	—	(10)	(35)	(45)	—	—	—
Net (charge-offs)	(129)	(97)	(226)	(102)	(96)	(198)	(249)	(230)	(479)	(186)	(217)	(403)
Provision for credit losses	114	99	213	121	50	171	181	220	401	259	172	431
Other	—	2	2	6	—	6	(4)	2	(2)	9	—	9
Ending balance	$3,254	$1,398	$4,652	$3,230	$1,293	$4,523	$3,254	$1,398	$4,652	$3,230	$1,293	$4,523
Allowance for unfunded lending related commitments (b)
Beginning balance	$693	$139	$832	$528	$146	$674	$681	$137	$818	$580	$139	$719
Provision for (recapture of) credit losses	(23)	3	(20)	87	(3)	84	(11)	5	(6)	34	4	38
Other	—	(3)	(3)	1	—	1	—	(3)	(3)	2	—	2
Ending balance	$670	$139	$809	$616	$143	$759	$670	$139	$809	$616	$143	$759
Allowance for credit losses at June 30 (c)	$3,924	$1,537	$5,461	$3,846	$1,436	$5,282	$3,924	$1,537	$5,461	$3,846	$1,436	$5,282
(a)Amounts for the six months ended June 30, 2026 include $45 million attributable to FirstBank, which represents the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.
(b)See Note 9 Commitments for additional information about the underlying commitments related to this allowance.
(c)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $99 million and $88 million at June 30, 2026 and 2025, respectively.
The ACL related to loans totaled $5.5 billion at June 30, 2026 and $5.2 billion at December 31, 2025. The increase was primarily driven by portfolio activity, including the addition of FirstBank loans.

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

The PNC Financial Services Group, Inc. – Form 10-Q 69

The following table provides our loan sale and servicing activities.
Table 59: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages
Three months ended June 30, 2026
Sales of loans and related securitization activity (a)	$812	$1,577
Repurchases of previously transferred loans (b)	$22	$3
Servicing fees (c)	$145	$51
Servicing advances recovered/(funded), net	$18	$(48)
Cash flows on mortgage-backed securities held (d)	$729	$6
Three months ended June 30, 2025
Sales of loans and related securitization activity (a)	$745	$1,094
Repurchases of previously transferred loans (b)	$29	$—
Servicing fees (c)	$129	$54
Servicing advances recovered/(funded), net	$23	$(65)
Cash flows on mortgage-backed securities held (d)	$621	$17
Six months ended June 30, 2026
Sales of loans and related securitization activity (a)	$1,631	$3,093
Repurchases of previously transferred loans (b)	$62	$80
Servicing fees (c)	$284	$97
Servicing advances recovered/(funded), net	$24	$(47)
Cash flows on mortgage-backed securities held (d)	$1,354	$10
Six months ended June 30, 2025
Sales of loans and related securitization activity (a)	$1,449	$1,587
Repurchases of previously transferred loans (b)	$64	$—
Servicing fees (c)	$259	$104
Servicing advances recovered/(funded), net	$42	$(54)
Cash flows on mortgage-backed securities held (d)	$1,192	$43
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
(d)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held in residential mortgage-backed securities were $20.6 billion at June 30, 2026 and $17.2 billion at both December 31, 2025 and June 30, 2025, respectively. The carrying values of commercial mortgage-backed securities were $0.4 billion, $0.4 billion and $0.5 billion at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

70    The PNC Financial Services Group, Inc. – Form 10-Q

Table 60 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet.
Table 60: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others (a)

In millions	Residential Mortgages	Commercial Mortgages
June 30, 2026
Total principal balance	$36,104	$55,628
Delinquent loans (b)	$253	$207
December 31, 2025
Total principal balance	$36,088	$55,145
Delinquent loans (b)	$274	$216
Three months ended June 30, 2026
Net charge-offs (c)	$1	$11
Three months ended June 30, 2025
Net charge-offs (c)	$—	$(1)
Six months ended June 30, 2026
Net charge-offs (c)	$2	$42
Six months ended June 30, 2025
Net charge-offs (c)	$1	$9
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
Table 61: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
June 30, 2026
Mortgage-backed securitizations (b)	$21,642	$21,642	(c)	$—
Tax credit investments and other	6,852	6,577	(d)(e)	3,093	(f)(g)
Total	$28,494	$28,219		$3,093
December 31, 2025
Mortgage-backed securitizations (b)	$17,956	$17,956	(c)	$—
Tax credit investments and other	6,420	6,082	(d)(e)	2,961	(f)(g)
Total	$24,376	$24,038		$2,961
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $4.7 billion of LIHTCs and $0.1 billion of NMTCs at June 30, 2026, which are included in Equity investments on our Consolidated Balance Sheet. Comparable amounts at December 31, 2025 were $4.4 billion and $0.1 billion, respectively.
(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $2.7 billion of LIHTCs and less than $0.1 billion of NMTCs at June 30, 2026, which are included in Other liabilities on our Consolidated Balance Sheet. Comparable amounts at December 31, 2025 were $2.6 billion and less than $0.1 billion, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 71

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. Within income taxes, during the six months ended June 30, 2026, we recognized $0.3 billion of amortization, $0.3 billion of tax credits and $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs. During the six months ended June 30, 2025, comparable amounts were $0.3 billion, $0.3 billion and less than $0.1 billion, respectively.

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

Goodwill increased $2.4 billion during the six months ended June 30, 2026 as a result of the acquisition of FirstBank, and was allocated to our Retail segment. See Note 2 Acquisition Activity for additional information on the acquisition. See also Note 5 Goodwill and Mortgage Servicing Rights in our 2025 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.8 billion at June 30, 2026 and $3.7 billion at December 31, 2025, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 62: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2026	2025	2026	2025
January 1	$1,021	$1,085	$2,638	$2,626
Additions:
FirstBank Acquisition	—	—	10	—
From loans sold with servicing retained	26	24	20	14
Purchases	31	45	240	1
Changes in fair value due to:
Time and payoffs (a)	(146)	(155)	(155)	(127)
Other (b)	107	11	9	(57)
June 30	$1,039	$1,010	$2,762	$2,457
Related unpaid principal balance of loans serviced at June 30	$294,011	$294,675	$208,949	$189,216
Servicing advances June 30	$690	$707	$103	$110
(a)Represents decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.
72    The PNC Financial Services Group, Inc. – Form 10-Q

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2026 and December 31, 2025 are shown in Tables 63 and 64. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

Table 63: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30, 2026	December 31, 2025
Fair value	$1,039	$1,021
Weighted-average life (years)	3.6	3.8
Weighted-average constant prepayment rate	4.51%	4.43%
Decline in fair value from 10% adverse change	$7	$8
Decline in fair value from 20% adverse change	$15	$16
Effective discount rate	10.94%	10.60%
Decline in fair value from 10% adverse change	$31	$30
Decline in fair value from 20% adverse change	$61	$61

Table 64: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30, 2026		December 31, 2025
Fair value	$2,762		$2,638
Weighted-average life (years)	7.4		7.7
Weighted-average constant prepayment rate	6.77%		6.73%
Decline in fair value from 10% adverse change	$65		$64
Decline in fair value from 20% adverse change	$125		$124
Weighted-average option adjusted spread	708	bps	734	bps
Decline in fair value from 10% adverse change	$80		$82
Decline in fair value from 20% adverse change	$156		$159

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.2 billion for both the three months ended June 30, 2026 and 2025, and $0.4 billion for both the six months ended June 30, 2026 and 2025. We also generate servicing fees from activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
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

The following table provides details on our income from lessor arrangements.

Table 65: Lessor Income

	Three months ended June 30		Six months ended June 30
In millions	2026	2025	2026	2025
Sales-type and direct financing leases (a)	$91	$85	$183	$170
Operating leases (b)	7	8	15	17
Lease income	$98	$93	$198	$187
(a)Included in Loans interest income on our Consolidated Income Statement.
(b)Included in Lending and deposit services noninterest income on our Consolidated Income Statement.
NOTE 8 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at June 30, 2026 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity.
Table 66: Borrowed Funds

In millions
Less than 1 year	$21,005
1 to 2 years	16,236
2 to 3 years	20,954
3 to 4 years	6,172
4 to 5 years	2,646
Over 5 years	18,710
Total	$85,723

The following table presents the contractual rates and maturity dates of our FHLB advances, senior debt and subordinated debt as of June 30, 2026, and the carrying values as of June 30, 2026 and December 31, 2025.
Table 67: FHLB Advances, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	June 30, 2026	June 30, 2026	June 30, 2026	December 31, 2025
Parent Company
Senior debt	1.15% - 6.88%	2026 - 2036	$35,165	$32,650
Subordinated debt	4.63% - 5.42%	2033 - 2041	2,278	808
Junior subordinated debt	4.49%	2028	206	206
Total Parent Company			37,649	33,664
Bank
Federal Home Loan Bank advances (a)	3.25% - 4.21%	2026 - 2031	40,416	13,000
Senior debt	3.10% - 4.43%	2027 - 2043	2,979	5,992
Subordinated debt	2.70% - 4.05%	2028 - 2029	1,912	2,002
Total Bank			45,307	20,994
Total			$82,956	$54,658
(a)FHLB advances are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 67, the carrying values for parent company senior and subordinated debt include basis adjustments of $(423) million and $(65) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(42) million and $(84) million, respectively, related to fair value accounting hedges as of June 30, 2026.
Certain borrowings are reported at fair value. Refer to Note 12 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures, refer to Note 9 Borrowed Funds in our 2025 Form 10-K.

74    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of June 30, 2026 and December 31, 2025, respectively.
Table 68: Commitments to Extend Credit and Other Commitments

In millions	June 30, 2026	December 31, 2025
Commitments to extend credit
Commercial	$253,827	$236,142
Home equity	24,154	23,684
Credit card	42,216	39,536
Other	8,202	7,798
Total commitments to extend credit	328,399	307,160
Net outstanding standby letters of credit (a)	12,483	11,452
Standby bond purchase agreements (b)	1,041	1,026
Other commitments (c)	6,540	6,521
Total commitments to extend credit and other commitments	$348,463	$326,159
(a)Net outstanding standby letters of credit that support remarketing programs were $3.6 billion and $3.2 billion at June 30, 2026 and December 31, 2025, respectively.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.8 billion and $3.0 billion related to investments that qualify for PAM at June 30, 2026 and December 31, 2025, respectively. For additional information on PAM, refer to Note 1 Accounting Policies in our 2025 Form 10-K.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass at June 30, 2026, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2026 had terms ranging from less than one year to 11 years.

As of June 30, 2026, assets of $1.2 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at June 30, 2026 and is primarily included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q 75

NOTE 10 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and six months ended June 30, 2026 and 2025 is as follows:
Table 69: Rollforward of Total Equity

			Shareholders’ Equity
In millions	Shares Outstanding Common Stock		Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Equity
Three months ended
Balance at March 31, 2025 (a)	396		$2,717	$5,751	$12,980	$60,051	$(5,237)	$(19,857)		$46	$56,451
Net income	—		—	—	—	1,627	—	—		16	1,643
Other comprehensive income (loss), net of tax	—		—	—	—	—	555	—		—	555
Cash dividends declared - Common	—		—	—	—	(642)	—	—		—	(642)
Cash dividends declared - Preferred	—		—	—	—	(83)	—	—		—	(83)
Preferred stock discount accretion	—		—	2	—	(2)	—	—		—	—
Common stock activity	—		—	—	18	—	—	—		—	18
Treasury stock activity	(2)		—	—	5	—	—	(331)		—	(326)
Other	—		—	—	53	—	—	—		(14)	39
Balance at June 30, 2025 (a)	394		$2,717	$5,753	$13,056	$60,951	$(4,682)	$(20,188)		$48	$57,655
Balance at March 31, 2026 (a)	402		$2,786	$5,878	$16,048	$64,256	$(3,773)	$(21,568)		$49	$63,676
Net income	—		—	—	—	2,040	—	—		15	2,055
Other comprehensive income (loss), net of tax	—		—	—	—	—	(347)	—		—	(347)
Cash dividends declared - Common	—		—	—	—	(691)	—	—		—	(691)
Cash dividends declared - Preferred	—		—	—	—	(85)	—	—		—	(85)
Preferred stock discount accretion/premium amortization	—		—	2	—	(2)	—	—		—	—
Common stock activity	—		—	—	17	—	—	—		—	17
Treasury stock activity	(3)		—	—	8	—	—	(607)		—	(599)
Other	—		—	—	46	—	—	—		(11)	35
Balance at June 30, 2026 (a)	399		$2,786	$5,880	$16,119	$65,518	$(4,120)	$(22,175)		$53	$64,061
Six months ended
Balance at December 31, 2024 (a)	396		$2,717	$5,749	$12,961	$59,282	$(6,565)	$(19,719)		$44	$54,469
Net income	—		—	—	—	3,108	—	—		34	3,142
Other comprehensive income (loss), net of tax	—		—	—	—	—	1,883	—		—	1,883
Cash dividends declared - Common	—		—	—	—	(1,281)	—	—		—	(1,281)
Cash dividends declared - Preferred	—		—	—	—	(154)	—	—		—	(154)
Preferred stock discount accretion	—		—	4	—	(4)	—	—		—	—
Common stock activity	—		—	—	18	—	—	—		—	18
Treasury stock activity	(2)		—	—	107	—	—	(469)		—	(362)
Other	—		—	—	(30)	—	—	—		(30)	(60)
Balance at June 30, 2025 (a)	394		$2,717	$5,753	$13,056	$60,951	$(4,682)	$(20,188)		$48	$57,655
Balance at December 31, 2025 (a)	390		$2,717	$5,758	$13,164	$63,266	$(3,408)	$(20,912)		$51	$60,636
Net income	—		—	—	—	3,800	—	—		27	3,827
Other comprehensive income (loss), net of tax	—		—	—	—	—	(712)	—		—	(712)
Cash dividends declared - Common	—		—	—	—	(1,387)	—	—		—	(1,387)
Cash dividends declared - Preferred	—		—	—	—	(158)	—	—		—	(158)
Preferred stock discount accretion/premium amortization	—		—	3	—	(3)	—	—		—	—
Common stock activity (b)	14		69	—	2,849	—	—	—		—	2,918
Treasury stock activity	(5)		—	—	96	—	—	(1,263)		—	(1,167)
Other (c)	—		—	119	10	—	—	—		(25)	104
Balance at June 30, 2026 (a)	399	$—	$2,786	$5,880	$16,119	$65,518	$(4,120)	$(22,175)	$—	$53	$64,061
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)Includes $2.9 billion in common stock issuances related to the FirstBank acquisition.
(c)Includes $119 million in preferred stock issuances and $29 million in restricted stock acquisition consideration related to the FirstBank acquisition.

76    The PNC Financial Services Group, Inc. – Form 10-Q

Details of other comprehensive income (loss) are as follows:

Table 70: Other Comprehensive Income (Loss)

	Three months ended June 30						Six months ended June 30
	2026			2025			2026			2025
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(180)	$43	$(137)	$82	$(20)	$62	$(469)	$114	$(355)	$830	$(202)	$628
Less: Net realized (losses) reclassified to earnings (a)	(289)	70	(219)	(181)	44	(137)	(419)	102	(317)	(362)	88	(274)
Net change	109	(27)	82	263	(64)	199	(50)	12	(38)	1,192	(290)	902
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(623)	152	(471)	299	(73)	226	(1,012)	247	(765)	930	(226)	704
Less: Net realized (losses) reclassified to earnings (a)	(67)	16	(51)	(186)	45	(141)	(124)	30	(94)	(380)	92	(288)
Net change	(556)	136	(420)	485	(118)	367	(888)	217	(671)	1,310	(318)	992
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	(6)	1	(5)	(19)	4	(15)	2	(1)	1	(21)	5	(16)
Net change	(6)	1	(5)	(19)	4	(15)	2	(1)	1	(21)	5	(16)
Other
Net unrealized gains (losses) on other transactions	(5)	1	(4)	(2)	6	4	(4)	—	(4)	(3)	8	5
Net change	(5)	1	(4)	(2)	6	4	(4)	—	(4)	(3)	8	5
Total other comprehensive income (loss)	$(458)	$111	$(347)	$727	$(172)	$555	$(940)	$228	$(712)	$2,478	$(595)	$1,883
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period service costs (credits), which are recorded in Noninterest expense on the Consolidated Income Statement.

Table 71: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at March 31, 2025	$(4,396)	$(689)	$(110)	$(42)	$(5,237)
Net activity	199	367	(15)	4	555
Balance at June 30, 2025 (a)	$(4,197)	$(322)	$(125)	$(38)	$(4,682)
Balance at March 31, 2026	$(3,423)	$(432)	$124	$(42)	$(3,773)
Net activity	82	(420)	(5)	(4)	(347)
Balance at June 30, 2026 (a)	$(3,341)	$(852)	$119	$(46)	$(4,120)
Six months ended
Balance at December 31, 2024	$(5,099)	$(1,314)	$(109)	$(43)	$(6,565)
Net activity	902	992	(16)	5	1,883
Balance at June 30, 2025 (a)	$(4,197)	$(322)	$(125)	$(38)	$(4,682)
Balance at December 31, 2025	$(3,303)	$(181)	$118	$(42)	$(3,408)
Net activity	(38)	(671)	1	(4)	(712)
Balance at June 30, 2026 (a)	$(3,341)	$(852)	$119	$(46)	$(4,120)
(a)AOCI included pre-tax losses of $230 million and $265 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity at June 30, 2026 and June 30, 2025, respectively.
The PNC Financial Services Group, Inc. – Form 10-Q 77

The following table provides the dividends per share for PNC’s common and preferred stock:

Table 72: Dividends Per Share (a)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Common Stock	$1.70	$1.60	$3.40	$3.20
Preferred Stock
Series B	$0.45	$0.45	$0.90	$0.90
Series S	$2,500	$2,500	$2,500	$2,500
Series T	$850	$850	$1,700	$1,700
Series U	$1,500	$1,500	$3,000	$3,000
Series V	$1,550	$1,550	$3,100	$3,100
Series W	$1,562	$1,562	$3,125	$3,125
Series X	$18.13	$—	$36.26	$—
(a)     Dividends are payable quarterly, other than Series S preferred stock, which is payable semiannually.

On July 6, 2026, the PNC Board of Directors raised the quarterly cash dividend on common stock to $2.00 per share. The dividend is payable on August 5, 2026 to shareholders of record at the close of business July 20, 2026.

NOTE 11 EARNINGS PER SHARE

Table 73: Basic and Diluted Earnings Per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2026	2025	2026	2025
Basic
Net income	$2,055	$1,643	$3,827	$3,142
Less:
Net income attributable to noncontrolling interests	15	16	27	34
Preferred stock dividends	85	83	158	154
Preferred stock discount accretion and redemptions	2	2	3	4
Net income attributable to common shareholders	1,953	1,542	3,639	2,950
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	12	10	23	19
Net income attributable to basic common shareholders	$1,941	$1,532	$3,616	$2,931
Basic weighted-average common shares outstanding	403	397	404	398
Basic earnings per common share (a)	$4.82	$3.86	$8.95	$7.37
Diluted
Net income attributable to diluted common shareholders	$1,941	$1,532	$3,616	$2,931
Diluted weighted-average common shares outstanding	403	397	404	398
Diluted earnings per common share (a)	$4.81	$3.85	$8.94	$7.37
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

78    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 74: Fair Value Measurements – Recurring Basis Summary

	June 30, 2026				December 31, 2025
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale	$—	$677	$70	$747	$—	$552	$108	$660
Commercial mortgage loans held for sale	—	558	—	558	—	1,059	—	1,059
Securities available-for-sale
U.S. Treasury and government agencies	27,142	1,383	—	28,525	27,871	1,026	—	28,897
Residential mortgage-backed
Agency	—	33,888	—	33,888	—	30,663	—	30,663
Non-agency	—	—	517	517	—	—	548	548
Commercial mortgage-backed
Agency	—	3,361	—	3,361	—	3,372	—	3,372
Non-agency	—	79	79	158	—	173	79	252
Asset-backed	—	2,467	82	2,549	—	2,210	87	2,297
Other	—	2,047	55	2,102	—	2,051	55	2,106
Total securities available-for-sale	27,142	43,225	733	71,100	27,871	39,495	769	68,135
Loans	—	508	585	1,093	—	492	620	1,112
Equity investments (a)	1,264	—	2,355	4,001	820	—	2,503	3,642
Residential mortgage servicing rights	—	—	2,762	2,762	—	—	2,638	2,638
Commercial mortgage servicing rights	—	—	1,039	1,039	—	—	1,021	1,021
Trading securities (b)	2,464	4,500	—	6,964	2,662	4,104	—	6,766
Financial derivatives (b) (c)	3	2,642	7	2,652	6	2,660	6	2,672
Other assets	547	142	18	707	506	162	14	682
Total assets (d)	$31,420	$52,252	$7,569	$91,623	$31,865	$48,524	$7,679	$88,387
Liabilities
Interest-bearing deposits	$—	$783	$—	$783	$—	$3,642	$—	$3,642
Other borrowed funds	905	332	4	1,241	752	189	7	948
Financial derivatives (c) (e)	7	3,948	97	4,052	1	3,546	79	3,626
Other liabilities	—	30	122	152	—	23	137	160
Total liabilities (f)	$912	$5,093	$223	$6,228	$753	$7,400	$223	$8,376
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at June 30, 2026 and December 31, 2025 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 13 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 15% at both June 30, 2026 and December 31, 2025. Level 3 assets as a percentage of total assets at fair value was 8% and 9% at June 30, 2026 and December 31, 2025, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both June 30, 2026 and December 31, 2025.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% and 2% at June 30, 2026 and December 31, 2025, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 4% and 3% at June 30, 2026 and December 31, 2025, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both June 30, 2026 and December 31, 2025.
The PNC Financial Services Group, Inc. – Form 10-Q 79

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2026 and 2025 are as follows:

Table 75: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended June 30, 2026

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2026 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2026	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2026
Assets
Residential mortgage loans held for sale	$74	$—		$—	$2	$—	$—	$(2)	$1	$(5)	(d)	$70	$—
Securities available-for-sale
Residential mortgage- backed non-agency	533	2		(3)	—	—	—	(15)	—	—		517	—
Commercial mortgage- backed non-agency	79	—		—	—	—	—	—	—	—		79	—
Asset-backed	84	1		—	—	—	—	(3)	—	—		82	—
Other	55	—		—	3	—	—	(3)	—	—		55	—
Total securities available-for-sale	751	3		(3)	3	—	—	(21)	—	—		733	—
Loans	599	2		—	5	—	—	(19)	3	(5)	(d)	585	1
Equity investments	2,341	32		—	50	(68)	—	—	—	—		2,355	23
Residential mortgage servicing rights	2,786	22		—	26	—	10	(82)	—	—		2,762	22
Commercial mortgage servicing rights	1,030	58		—	15	—	11	(75)	—	—		1,039	58
Financial derivatives	5	11		—	1	—	—	(10)	—	—		7	11
Other assets	15	—		2	1	—	—	—	—	—		18	—
Total assets	$7,601	$128		$(1)	$103	$(68)	$21	$(209)	$4	$(10)		$7,569	$115
Liabilities
Other borrowed funds	$5	$—		$—	$—	$—	$2	$(3)	$—	$—		$4	$—
Financial derivatives	35	82		—	—	6	—	(26)	—	—		97	87
Other liabilities	137	3		—	—	—	26	(44)	—	—		122	3
Total liabilities	$177	$85		$—	$—	$6	$28	$(73)	$—	$—		$223	$90
Net gains (losses)		$43	(e)										$25	(f)

80 The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended June 30, 2025

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2025 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2025	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2025
Assets
Residential mortgage loans held for sale	$104	$1		$—	$32	$(1)	$—	$(2)	$1	$(5)	(d)	$130	$1
Commercial mortgage loans held for sale	4	—		—	—	—	—	(3)	—	—		1	—
Securities available-for-sale
Residential mortgage- backed non-agency	596	3		1	—	—	—	(19)	—	—		581	—
Commercial mortgage- backed non-agency	99	—		2	—	—	—	(22)	—	—		79	—
Asset-backed	92	—		—	—	—	—	(2)	—	—		90	—
Other	54	1		1	3	—	—	(4)	—	—		55	—
Total securities available-for-sale	841	4		4	3	—	—	(47)	—	—		805	—
Loans	663	—		—	10	(1)	—	(19)	7	(9)	(d)	651	—
Equity investments	2,223	9		—	40	(40)	—	—	—	—		2,232	5
Residential mortgage servicing rights	2,523	(6)		—	—	—	7	(67)	—	—		2,457	(6)
Commercial mortgage servicing rights	1,041	13		—	18	—	15	(77)	—	—		1,010	13
Financial derivatives	10	6		—	1	—	—	(8)	—	—		9	11
Other assets	12	—		2	—	(1)	—	—	—	—		13	—
Total assets	$7,421	$27		$6	$104	$(43)	$22	$(223)	$8	$(14)		$7,308	$24
Liabilities
Other borrowed funds	$13	$—		$—	$—	$—	$5	$(7)	$—	$—		$11	$—
Financial derivatives	161	4		—	—	3	—	(59)	—	—		109	7
Other liabilities	129	6		—	—	—	—	(17)	—	—		118	3
Total liabilities	$303	$10		$—	$—	$3	$5	$(83)	$—	$—		$238	$10
Net gains (losses)		$17	(e)										$14	(f)
The PNC Financial Services Group, Inc. – Form 10-Q 81

(Continued from previous page)

Six Months Ended June 30, 2026

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2026 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2025	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Impact from FirstBank Acquisition	Fair Value June 30, 2026
Assets
Residential mortgage loans held for sale	$108	$—		$—	$2	$(33)	$—	$(4)	$3	$(6)	(d)	$—	$70	$—
Securities available-for-sale
Residential mortgage- backed non-agency	548	5		(6)	—	—	—	(30)	—	—		—	517	—
Commercial mortgage- backed non-agency	79	—		—	—	—	—	—	—	—		—	79	—
Asset-backed	87	1		—	—	—	—	(6)	—	—		—	82	—
Other	55	1		—	3	—	—	(4)	—	—		—	55	—
Total securities available-for-sale	769	7		(6)	3	—	—	(40)	—	—		—	733	—
Loans	620	4		—	11	—	—	(38)	3	(15)	(d)	—	585	4
Equity investments	2,503	6		—	108	(262)	—	—	—	—		—	2,355	(12)
Residential mortgage servicing rights	2,638	9		—	240	—	20	(155)	—	—		10	2,762	9
Commercial mortgage servicing rights	1,021	107		—	31	—	26	(146)	—	—		—	1,039	107
Financial derivatives	6	19		—	1	—	—	(19)	—	—		—	7	19
Other assets	14	—		2	2	—	—	—	—	—		—	18	—
Total assets	$7,679	$152		$(4)	$398	$(295)	$46	$(402)	$6	$(21)		$10	$7,569	$127
Liabilities
Other borrowed funds	$7	$—		$—	$—	$—	$5	$(8)	$—	$—		$—	$4	$—
Financial derivatives	79	107		—	—	14	—	(103)	—	—		—	97	121
Other liabilities	137	(2)		—	—	—	240	(253)	—	—		—	122	2
Total liabilities	$223	$105		$—	$—	$14	$245	$(364)	$—	$—		$—	$223	$123
Net gains (losses)		$47	(e)											$4	(f)

82 The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Six Months Ended June 30, 2025

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2025 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2024	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2025
Assets
Residential mortgage loans held for sale	$68	$1		$—	$73	$(1)	$—	$(6)	$5	$(10)	(d)	$130	$1
Commercial mortgage loans held for sale	4	—		—	—	—	—	(3)	—	—		1	—
Securities available-for-sale
Residential mortgage- backed non-agency	603	5		9	—	—	—	(36)	—	—		581	—
Commercial mortgage- backed non-agency	103	(3)		1	—	—	—	(22)	—	—		79	(3)
Asset-backed	93	1		1	—	—	—	(5)	—	—		90	—
Other	54	1		1	3	—	—	(4)	—	—		55	—
Total securities available-for-sale	853	4		12	3	—	—	(67)	—	—		805	(3)
Loans	670	5		—	17	(1)	—	(38)	7	(9)	(d)	651	5
Equity investments	2,111	55		—	216	(150)	—	—	—	—		2,232	29
Residential mortgage servicing rights	2,626	(57)		—	1	—	14	(127)	—	—		2,457	(57)
Commercial mortgage servicing rights	1,085	11		—	45	—	24	(155)	—	—		1,010	11
Financial derivatives	4	19		—	1	—	—	(15)	—	—		9	20
Other assets	10	—		2	2	(1)	—	—	—	—		13	—
Total assets	$7,431	$38		$14	$358	$(153)	$38	$(411)	$12	$(19)		$7,308	$6
Liabilities
Other borrowed funds	$10	$—		$—	$—	$—	$10	$(9)	$—	$—		$11	$—
Financial derivatives	150	41		—	—	3	—	(85)	—	—		109	42
Other liabilities	177	16		—	—	—	—	(75)	—	—		118	10
Total liabilities	$337	$57		$—	$—	$3	$10	$(169)	$—	$—		$238	$52
Net gains (losses)		$(19)	(e)										$(46)	(f)
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

The PNC Financial Services Group, Inc. – Form 10-Q 83

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 76: Fair Value Measurements – Recurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
June 30, 2026
Residential mortgage-backed non-agency securities	$517	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 23.1% (1.9%)
			Constant default rate	0.0% - 13.5% (2.0%)
			Loss severity	38.4% weighted-average
			Spread over the benchmark curve (b)	163bps weighted-average
Loans - residential real estate non- government insured	453	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (52.6%)
			Loss severity	5.1% weighted-average
			Discount rate	5.5% - 7.5% (5.7%)
Equity investments	2,355	Multiple of adjusted earnings	Multiple of earnings	5.5x - 19.7x (10.9x)
Residential mortgage servicing rights	2,762	Discounted cash flow	Constant prepayment rate	0.0% - 64.7% (6.8%)
			Spread over the benchmark curve (b)	335bps - 3,486bps (708bps)
Commercial mortgage servicing rights	1,039	Discounted cash flow	Constant prepayment rate	4.3% - 7.1% (4.5%)
			Discount rate	9.0% - 11.3% (10.9%)
Insignificant Level 3 assets, net of liabilities (d)	220
Total Level 3 assets, net of liabilities (e)	$7,346
December 31, 2025
Residential mortgage loans held for sale	$108	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (33.8%)
			Loss severity	5.7% weighted-average
			Discount rate	5.5% - 9.0% (5.9%)
Residential mortgage-backed non-agency securities	548	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 23.1% (3.7%)
			Constant default rate	0.0% - 13.5% (1.9%)
			Loss severity	15.0% - 100.0% (42.5%)
			Spread over the benchmark curve (b)	176bps weighted-average
Loans - residential real estate non-government insured	474	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (52.7%)
			Loss severity	5.0% weighted-average
			Discount rate	5.5% - 7.5% (5.7%)
Equity investments	2,503	Multiple of adjusted earnings	Multiple of earnings	5.5x - 24.0x (10.8x)
Residential mortgage servicing rights	2,638	Discounted cash flow	Constant prepayment rate	0.0% - 41.4% (6.7%)
			Spread over the benchmark curve (b)	314bps - 3,270bps (734bps)
Commercial mortgage servicing rights	1,021	Discounted cash flow	Constant prepayment rate	4.3% - 7.0% (4.4%)
			Discount rate	8.7% - 10.9% (10.6%)
Insignificant Level 3 assets, net of liabilities (d)	164
Total Level 3 assets, net of liabilities (e)	$7,456
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
(d)Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, certain debt securities available-for-sale, government insured residential real estate loans, home equity loans, other assets, other borrowed funds and other liabilities. At June 30, 2026, this amount also includes residential mortgage loans held for sale.
(e)Consists of total Level 3 assets of $7.6 billion and total Level 3 liabilities of $0.2 billion as of June 30, 2026 and $7.7 billion and $0.2 billion as of December 31, 2025, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 77. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 14 Fair Value in our 2025 Form 10-K.

84 The PNC Financial Services Group, Inc. – Form 10-Q

Assets measured at fair value on a nonrecurring basis follow:

Table 77: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2026	December 31 2025	June 30 2026	June 30 2025	June 30 2026	June 30 2025
Assets
Nonaccrual loans	$366	$510	$(33)	$(38)	$(52)	$(93)
Equity investments	253	147	5	(2)	5	(2)
Loans held for sale	—	13	(33)	—	(33)	—
OREO, foreclosed and other assets	48	49	(1)	(1)	(1)	(1)
Long-lived assets	9	6	(1)	(3)	(1)	(3)
Total assets	$676	$725	$(63)	$(44)	$(82)	$(99)
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

The PNC Financial Services Group, Inc. – Form 10-Q 85

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 14 Fair Value in our 2025 Form 10-K.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 78: Fair Value Option – Fair Value and Principal Balances

	June 30, 2026			December 31, 2025
In millions	Fair Value (a)	Aggregate Unpaid Principal Balance	Difference	Fair Value (a)	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$726	$720	$6	$641	$636	$5
Accruing loans 90 days or more past due	8	8	—	5	5	—
Nonaccrual loans	13	15	(2)	14	15	(1)
Total	$747	$743	$4	$660	$656	$4
Commercial mortgage loans held for sale (b) (c)
Accruing loans less than 90 days past due	$558	$555	$3	$1,059	$1,059	$—
Loans
Accruing loans less than 90 days past due	$695	$774	$(79)	$716	$796	$(80)
Accruing loans 90 days or more past due	182	195	(13)	159	172	(13)
Nonaccrual loans	216	301	(85)	237	327	(90)
Total	$1,093	$1,270	$(177)	$1,112	$1,295	$(183)
Other assets	$142	$126	$16	$162	$154	$8
Liabilities
Interest-bearing deposits	$783	$784	$(1)	$3,642	$3,641	$1
Other borrowed funds	$37	$38	$(1)	$31	$32	$(1)
Other liabilities with contractual unpaid principal balance	$30	$33	$(3)	$23	$25	$(2)
Other liabilities without contractual unpaid principal balance	$110	$—	$110	$122	$—	$122
(a)Amounts exclude accrued interest.
(b)There were no accruing loans 90 days or more past due within this category at June 30, 2026 or December 31, 2025.
(c)There were no nonaccrual loans within this category at June 30, 2026 or December 31, 2025.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 79: Fair Value Option – Changes in Fair Value Included in Earnings (a)(b)

	Gains (Losses)		Gains (Losses)
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
In millions	2026	2025	2026	2025
Assets
Residential mortgage loans held for sale	$11	$(8)	$18	$(12)
Commercial mortgage loans held for sale	$9	$18	$25	$29
Loans	$2	$1	$6	$8
Other assets	$20	$7	$21	$(2)
Liabilities
Interest-bearing deposits	$1	$2	$2	$1
Other liabilities	$(3)	$(4)	$(2)	$(11)
(a)Amounts exclude interest income and interest expense.
(b)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

86 The PNC Financial Services Group, Inc. – Form 10-Q

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of June 30, 2026 and December 31, 2025. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 80, see Note 14 Fair Value in our 2025 Form 10-K.

Table 80: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
June 30, 2026
Assets
Cash and due from banks	$5,951	$5,951	$5,951	$—	$—
Interest-earning deposits with banks	22,794	22,794	22,171	623	—
Securities held-to-maturity	78,410	75,522	16,635	58,730	157
Net loans (excludes leases)	355,209	352,797	—	—	352,797
Other assets	6,292	6,292	—	6,291	1
Total assets	$468,656	$463,356	$44,757	$65,644	$352,955
Liabilities
Time deposits	$31,767	$31,914	$—	$31,914	$—
Borrowed funds	84,411	85,519	—	85,026	493
Unfunded lending related commitments	809	809	—	—	809
Other liabilities	1,239	1,239	—	1,239	—
Total liabilities	$118,226	$119,481	$—	$118,179	$1,302
December 31, 2025
Assets
Cash and due from banks	$6,777	$6,777	$6,777	$—	$—
Interest-earning deposits with banks	32,936	32,936	31,975	961	—
Securities held-to-maturity	70,109	67,979	19,564	48,247	168
Net loans (excludes leases)	318,869	316,005	—	—	316,005
Other assets	5,109	5,109	—	5,109	—
Total assets	$433,800	$428,806	$58,316	$54,317	$316,173
Liabilities
Time deposits	$30,361	$30,576	$—	$30,576	$—
Borrowed funds	56,097	57,289	—	56,793	496
Unfunded lending related commitments	818	818	—	—	818
Other liabilities	1,091	1,091	—	1,091	—
Total liabilities	$88,367	$89,774	$—	$88,460	$1,314

The aggregate fair values in Table 80 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 74),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
•lease financing,
•loan customer relationships,
•deposit customer intangibles,
•retail branch networks,
•fee-based businesses, such as asset management and brokerage,
•trade receivables and payables due in one year or less,
•deposit liabilities with no defined or contractual maturities under ASU 2016-01, and
•insurance contracts.

The PNC Financial Services Group, Inc. – Form 10-Q 87

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

For more information on derivatives, see Note 1 Accounting Policies and Note 15 Financial Derivatives in our 2025 Form 10-K.

88 The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us.
Table 81: Total Gross Derivatives (a)

	June 30, 2026			December 31, 2025
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives designated for hedging
Interest rate contracts (d):
Fair value hedges	$58,364	$—	$—	$60,799	$—	$—
Cash flow hedges	78,277	—	—	59,994	—	—
Foreign exchange contracts:
Net investment hedges	1,472	15	—	1,387	—	6
Total derivatives designated for hedging	$138,113	$15	$—	$122,180	$—	$6
Derivatives not designated for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$41,301	$—	$—	$34,357	$—	$—
Futures (f)	3,346	—	—	9,915	—	—
Mortgage-backed commitments	6,174	49	43	6,199	69	60
Other	11,088	19	22	12,438	25	16
Total interest rate contracts	61,909	68	65	62,909	94	76
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	392,910	1,110	2,579	409,522	1,459	2,383
Futures (f)	42	—	—	45	—	—
Mortgage-backed commitments	6,589	8	15	8,278	7	12
Other	45,064	108	105	36,493	58	49
Total interest rate contracts	444,605	1,226	2,699	454,338	1,524	2,444
Commodity contracts:
Swaps	6,045	396	374	5,129	315	288
Other	8,950	281	280	7,904	234	234
Total commodity contracts	14,995	677	654	13,033	549	522
Foreign exchange contracts and other	50,252	557	509	43,025	493	417
Total derivatives for customer-related activities	509,852	2,460	3,862	510,396	2,566	3,383
Derivatives used for other risk management activities:
Foreign exchange contracts and other	17,643	109	125	18,553	12	161
Total derivatives not designated for hedging	$589,404	$2,637	$4,052	$591,858	$2,672	$3,620
Total gross derivatives	$727,517	$2,652	$4,052	$714,038	$2,672	$3,626
Less: Impact of legally enforceable master netting agreements		1,114	1,114		1,158	1,158
Less: Cash collateral received/paid		706	698		494	743
Total derivatives		$832	$2,240		$1,020	$1,725
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

In the 12 months that follow June 30, 2026, we expect to reclassify net derivative losses of $27 million pre-tax, or $21 million after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2026. As of June 30, 2026, the maximum length of time over which forecasted transactions are hedged is ten years.
90 The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table.
Table 82: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b) (c)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended June 30, 2026
Total amounts reported on the Consolidated Income Statement	$4,986	$1,263	$905	$489
Gains (losses) on fair value hedges recognized on:
Hedged items (d)	$—	$(194)	$313	$—
Derivatives	$—	$195	$(314)	$—
Amounts related to interest settlements on derivatives	$—	$(8)	$(28)	$—
Gains (losses) on cash flow hedges (e):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(44)	$(8)	$—	$(15)
Other amounts related to interest settlements on derivatives	$3	$—	$—	$—
For the three months ended June 30, 2025
Total amounts reported on the Consolidated Income Statement	$4,609	$1,151	$870	$212
Gains (losses) on fair value hedges recognized on:
Hedged items (d)	$—	$182	$(318)	$—
Derivatives	$—	$(180)	$319	$—
Amounts related to interest settlements on derivatives	$—	$25	$(99)	$—
Gains (losses) on cash flow hedges (e):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(177)	$(9)	$—	$—
Other amounts related to interest settlements on derivatives	$(3)	$—	$—	$—
For the six months ended June 30, 2026
Total amounts reported on the Consolidated Income Statement	$9,778	$2,465	$1,653	$614
Gains (losses) on fair value hedges recognized on:
Hedged items (d)	$—	$(337)	$513	$—
Derivatives	$—	$335	$(512)	$—
Amounts related to interest settlements on derivatives	$—	$(11)	$(64)	$—
Gains (losses) on cash flow hedges (e):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(95)	$(14)	$—	$(15)
Other amounts related to interest settlements on derivatives	$—	$—	$—	$—
For the six months ended June 30, 2025
Total amounts reported on the Consolidated Income Statement	$9,081	$2,275	$1,716	$349
Gains (losses) on fair value hedges recognized on:
Hedged items (d)	$—	$511	$(876)	$—
Derivatives	$—	$(509)	$881	$—
Amounts related to interest settlements on derivatives	$—	$49	$(195)	$—
Gains (losses) on cash flow hedges (e):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(366)	$(16)	$—	$2
Other amounts related to interest settlements on derivatives	$2	$—	$—	$—
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

The PNC Financial Services Group, Inc. – Form 10-Q 91

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 83: Hedged Items - Fair Value Hedges

	June 30, 2026		December 31, 2025
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available-for-sale (b)	$18,948	$(213)	$22,651	$174
Borrowed funds	$39,778	$(614)	$39,945	$(101)
Deposits	$300	$—	$100	$—
(a)Includes an insignificant amount of fair value hedge adjustments related to discontinued available-for-sale securities and borrowed funds hedge relationships at both June 30, 2026 and December 31, 2025.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(7) million for the three months ended June 30, 2026 compared to $(83) million for the three months ended June 30, 2025 and $20 million for the six months ended June 30, 2026 compared to $(124) million for the same period in 2025.

92 The PNC Financial Services Group, Inc. – Form 10-Q

Derivatives Not Designated as Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 15 Financial Derivatives in our 2025 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 84: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended June 30		Six months ended June 30
In millions	2026	2025	2026	2025
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(32)	$34	$(50)	$119
Derivatives used for customer-related activities:
Interest rate contracts	3	6	32	(15)
Foreign exchange contracts and other	50	109	106	177
Gains from customer-related activities (b)	53	115	138	162
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	—	(387)	76	(561)
Total gains (losses) from derivatives not designated as hedging instruments	$21	$(238)	$164	$(280)
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

Table 85 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at June 30, 2026 and December 31, 2025. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 85 includes OTC derivatives not settled through an exchange (“OTC derivatives”) and OTC derivatives cleared through a central clearing house (“OTC cleared derivatives”). OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house that then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

The PNC Financial Services Group, Inc. – Form 10-Q 93

Table 85: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
June 30, 2026
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$13	$—	$—	$13		$—	$13
Over-the-counter	1,281	618	384	279		14	265
Commodity contracts	677	342	165	170		2	168
Foreign exchange and other contracts	681	154	157	370		1	369
Total derivative assets	$2,652	$1,114	$706	$832	(a)	$17	$815
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$19	$—	$—	$19		$—	$19
Over-the-counter	2,745	455	647	1,643		34	1,609
Commodity contracts	654	375	4	275		—	275
Foreign exchange and other contracts	634	284	47	303		—	303
Total derivative liabilities	$4,052	$1,114	$698	$2,240	(b)	$34	$2,206
December 31, 2025
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$10	$—	$—	$10		$—	$10
Over-the-counter	1,608	715	353	540		61	479
Commodity contracts	549	328	96	125		13	112
Foreign exchange and other contracts	505	115	45	345		2	343
Total derivative assets	$2,672	$1,158	$494	$1,020	(a)	$76	$944
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$17	$—	$—	$17		$—	$17
Over-the-counter	2,503	615	616	1,272		29	1,243
Commodity contracts	522	305	8	209		—	209
Foreign exchange and other contracts	584	238	119	227		—	227
Total derivative liabilities	$3,626	$1,158	$743	$1,725	(b)	$29	$1,696
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

At June 30, 2026, cash and debt securities (primarily agency mortgage-backed securities) totaling $1.8 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $1.8 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
94 The PNC Financial Services Group, Inc. – Form 10-Q

Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2026 and December 31, 2025.
Table 86: Credit-Risk Contingent Features

In billions	June 30, 2026	December 31, 2025
Net derivative liabilities with credit-risk contingent features	$2.8	$2.3
Less: Collateral posted	0.8	0.8
Maximum additional amount of collateral exposure	$2.0	$1.5
NOTE 14 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 14 as well as those matters disclosed in Note 20 Legal Proceedings in our 2025 Form 10-K and in Note 14 Legal Proceedings in our first quarter 2026 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2026, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

Interchange Litigation
In June 2026, the District Court granted preliminary approval of the settlement agreement to resolve the class action seeking equitable relief in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Litigation (Master File No. 1:05-md-1720-MKB-JAM). A final approval hearing for the settlement agreement is scheduled for November 2026.

USAA Patent Infringement Litigation
PNC was a defendant in lawsuits filed in the U.S. District Court for the Eastern District of Texas under the captions United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319) and United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110) (collectively the “first consolidated cases”) and United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246) and United Services Automobile Association v. PNC Bank N.A. (Case No. 2:22-cv-193) (collectively the
The PNC Financial Services Group, Inc. – Form 10-Q 95

“second consolidated cases”). The lawsuits alleged that PNC’s mobile remote deposit capture systems infringed on patents owned by USAA.

In June 2025, the United States Court of Appeals for the Federal Circuit reversed the District Court and set aside the verdicts against PNC in both consolidated cases. In January 2026, USAA filed a petition for a writ of certiorari in both consolidated cases to the United States Supreme Court, and on May 18, 2026, the petition for both consolidated cases was denied.

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

The following describes the products and services of each business segment:

Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management products and services to consumer and small business customers who are serviced through our coast-to-coast branch network, digital channels, ATMs, or through our phone-based customer contact centers. Deposit products include checking, savings and money market accounts and time deposits. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, personal and small business loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to agency and/or third-party standards, and either sold, servicing retained or held on our balance sheet. PNC Wealth Management offers brokerage, investment management and cash management products and services which include managed, education, retirement and trust accounts.

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
96 The PNC Financial Services Group, Inc. – Form 10-Q

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

The remaining corporate operations that do not meet the criteria for disclosure as a separate reportable business segment have been included in Other activities in Table 87 for reconciliation purposes. Other activities include residual activities such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from FTP operations.

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
The PNC Financial Services Group, Inc. – Form 10-Q 97

Results of our reportable business segments for the three and six months ended June 30, 2026 and 2025 are as follows:
Table 87: Business Segment Results and Reconciliation to Consolidated

Three months ended June 30	Retail Banking		Corporate & Institutional Banking			Asset Management Group
In millions	2026	2025	2026		2025	2026	2025
Net interest income (a)	$3,290	$3,012	$1,972		$1,791	$191	$184
Noninterest income	1,227	782	1,291		1,022	271	244
Total revenue (a)	4,517	3,794	3,263		2,813	462	428
Provision for credit losses	120	83	76		184	(3)	(13)
Noninterest expense
Personnel	551	539	502		370	120	115
Segment allocations (b)	1,090	978	418		381	128	118
Depreciation and amortization	138	87	50		49	11	10
Other (c)	332	286	161		150	30	25
Total noninterest expense	2,111	1,890	1,131		950	289	268
Income before income taxes and noncontrolling interests (a)	2,286	1,821	2,056		1,679	176	173
Income taxes (a)	531	425	463		356	41	41
Net income (a)	1,755	1,396	1,593		1,323	135	132
Less: Net income attributable to noncontrolling interests	8	10	5		5	—	—
Net income excluding noncontrolling interests (a)	$1,747	$1,386	$1,588		$1,318	$135	$132
Average assets	$130,460	$114,061	$263,912		$234,391	$15,048	$14,629

Three months ended June 30			Other activities			Consolidated
In millions			2026		2025	2026	2025
Net interest income (a)			$(1,346)		$(1,432)	$4,107	$3,555
Noninterest income			(21)	(d)	58	2,768	2,106
Total revenue (a)			(1,367)		(1,374)	6,875	5,661
Provision for credit losses			(2)		—	191	254
Total noninterest expense			567	(e)	275	4,098	3,383
Income before income taxes and noncontrolling interests (a)			(1,932)		(1,649)	2,586	2,024
Income taxes (a)			(504)		(441)	531	381
Net income (a)			(1,428)		(1,208)	2,055	1,643
Less: Net income attributable to noncontrolling interests			2		1	15	16
Net income excluding noncontrolling interests (a)			$(1,430)		$(1,209)	$2,040	$1,627
Average Assets			$206,850		$198,605	$616,270	$561,686

98 The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)
Six months ended June 30	Retail Banking		Corporate & Institutional Banking			Asset Management Group
In millions	2026	2025	2026		2025	2026	2025
Net interest income (a)	$6,525	$5,885	$3,893		$3,535	$384	$362
Noninterest income	1,997	1,488	2,435		2,000	533	487
Total revenue (a)	8,522	7,373	6,328		5,535	917	849
Provision for credit losses	244	251	153		233	2	(12)
Noninterest expense
Personnel	1,122	1,077	962		746	245	236
Segment allocations (b)	2,178	1,945	842		764	255	235
Depreciation and amortization	270	173	96		100	21	18
Other (c)	656	597	307		296	60	58
Total noninterest expense	4,226	3,792	2,207		1,906	581	547
Income before income taxes and noncontrolling interests (a)	4,052	3,330	3,968		3,396	334	314
Income taxes (a)	941	777	890		736	78	74
Net income (a)	3,111	2,553	3,078		2,660	256	240
Less: Net income attributable to noncontrolling interests	15	19	10		9	—	—
Net income excluding noncontrolling interests (a)	$3,096	$2,534	$3,068		$2,651	$256	$240
Average Assets	$130,537	$114,601	$256,890		$230,750	$14,927	$14,556

Six months ended June 30			Other activities			Consolidated
In millions			2026		2025	2026	2025
Net interest income (a)			$(2,734)		$(2,751)	$8,068	$7,031
Noninterest income			7	(d)	107	4,972	4,082
Total revenue (a)			(2,727)		(2,644)	13,040	11,113
Provision for credit losses			2		1	401	473
Total noninterest expense			852	(e)	525	7,866	6,770
Income before income taxes and noncontrolling interests (a)			(3,581)		(3,170)	4,773	3,870
Income taxes (a)			(963)		(859)	946	728
Net income (a)			(2,618)		(2,311)	3,827	3,142
Less: Net income attributable to noncontrolling interests			2		6	27	34
Net income excluding noncontrolling interests (a)			$(2,620)		$(2,317)	$3,800	$3,108
Average Assets			$206,568		$199,139	$608,922	$559,046
(a)During the second quarter of 2026, PNC updated its internal FTP methodology. The update resulted in impacts to net interest income and associated income statement line items for all business segments. Prior periods have been adjusted to conform with the current presentation.
(b)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(c)Other is primarily comprised of other direct expenses including outside services and equipment expense.
(d)Includes a $139 million securities loss related to the repositioning of the available-for-sale investment securities portfolio in the second quarter of 2026.
(e)Includes a $140 million expense related to a PNC Foundation contribution in the second quarter of 2026.

The PNC Financial Services Group, Inc. – Form 10-Q 99

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
Table 88 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams reported on our Consolidated Income Statement. For a description of the fee-based revenue and how it is recognized for each segment’s principal products and services, see Note 23 Fee-based Revenue from Contracts with Customers in our 2025 Form 10-K.
Table 88: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	2026			2025
Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees	$—	$—	$268	$—	$—	$241
Brokerage fees	172	—	—	150	—	—
Total asset management and brokerage	172	—	268	150	—	241
Card and cash management
Treasury management fees	12	416	—	11	404	—
Debit card fees	200	—	—	182	—	—
Net credit card fees (a)	55	—	—	50	—	—
Merchant services	37	19	—	42	18	—
Other	19	—	—	20	—	—
Total card and cash management	323	435	—	305	422	—
Lending and deposit services
Deposit account fees	180	—	—	165	—	—
Other	17	8	—	19	8	—
Total lending and deposit services	197	8	—	184	8	—
Residential and commercial mortgage (b)	—	26	—	—	27	—
Capital markets and advisory	—	424	—	—	216	—
Other	—	28	—	—	18	—
Total in-scope noninterest income	692	921	268	639	691	241
Out-of-scope noninterest income (c)	535	370	3	143	331	3
Noninterest income by business segment	$1,227	$1,291	$271	$782	$1,022	$244
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$1,881			$1,571
Out-of-scope business segment noninterest income (c)			908			477
Noninterest income from other activities (d)			(21)			58
Noninterest income as reported on the Consolidated Income Statement			$2,768			$2,106

100 The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	2026			2025
Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees	$—	$—	$527	$—	$—	$480
Brokerage fees	333	—	—	302	—	—
Total asset management and brokerage	333	—	527	302	—	480
Card and cash management
Treasury management fees	22	824	—	21	794	—
Debit card fees	386	—	—	351	—	—
Net credit card fees (a)	107	—	—	91	—	—
Merchant services	68	38	—	77	35	—
Other	38	—	—	40	—	—
Total card and cash management	621	862	—	580	829	—
Lending and deposit services
Deposit account fees	357	—	—	326	—	—
Other	33	15	—	36	15	—
Total lending and deposit services	390	15	—	362	15	—
Residential and commercial mortgage (b)	—	58	—	—	56	—
Capital markets and advisory	—	733	—	—	433	—
Other	—	46	—	—	29	—
Total in-scope noninterest income	1,344	1,714	527	1,244	1,362	480
Out-of-scope noninterest income (c)	653	721	6	244	638	7
Noninterest income by business segment	$1,997	$2,435	$533	$1,488	$2,000	$487
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$3,585			$3,086
Out-of-scope business segment noninterest income (c)			1,380			889
Noninterest income from other activities (d)			7			107
Noninterest income as reported on the Consolidated Income Statement			$4,972			$4,082
(a)Net credit card fees consist of interchange fees of $196 million and $177 million and credit card reward costs of $141 million and $127 million for the three months ended June 30, 2026 and 2025, respectively. Net credit card fees consist of interchange fees of $372 million and $339 million and credit card reward costs of $265 million and $248 million for the six months ended June 30, 2026 and 2025, respectively.
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

NOTE 17 SUBSEQUENT EVENTS

On July 21, 2026, the parent company issued $1.0 billion of 5.463% senior fixed-to-floating rate notes with a maturity date of July 21, 2037 (the “2037 Fixed-to-Floating Senior Notes”). Interest is payable on the 2037 Fixed-to-Floating Senior Notes semi-annually in arrears at a fixed rate of 5.463% per annum, on January 21 and July 21 of each year, commencing on January 21, 2027. Beginning on July 21, 2036, interest is payable on the 2037 Fixed-to-Floating Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Pricing Supplement), plus 1.267%, on October 21, 2036, January 21, 2037, April 21, 2037 and at the maturity date.

On July 21, 2026, the parent company issued $1.0 billion of 4.831% senior fixed-to-floating rate notes with a maturity date of July 19, 2030 (the “2030 Fixed-to-Floating Senior Notes”). Interest is payable on the 2030 Fixed-to-Floating Senior Notes semi-annually in arrears at a fixed rate of 4.831% per annum, on January 19 and July 19 of each year, commencing on January 19, 2027. Beginning on July 19, 2029, interest is payable on the 2030 Fixed-to-Floating Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarter interest period using the SOFR Index as described in the Pricing Supplement), plus 0.798%, on October 19, 2029, January 19, 2030, April 19, 2030 and at the maturity date.

On July 23, 2026, the parent company redeemed all of the outstanding 5.102% senior fixed-to-floating notes due July 23, 2027 issued by the parent company in the amount of $1.0 billion. The redemption price was equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date of July 23, 2026.

The PNC Financial Services Group, Inc. – Form 10-Q 101

GLOSSARY

DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2025 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	ISDA	International Swaps and Derivatives Association
AI	Artificial intelligence	LCR	Liquidity coverage ratio
ALCO	Asset and Liability Committee	LGD	Loss given default
ALLL	Allowance for loan and lease losses	LIHTC	Low income housing tax credit
AOCI	Accumulated other comprehensive income	LLC	Limited liability company
ASC	Accounting Standards Codification	LTV	Loan-to-value ratio
ASU	Accounting Standards Update	MSR	Mortgage servicing right
BHC	Bank holding company	NII	Net interest income
bps	Basis points	NMTC	New market tax credit
CCAR	Comprehensive Capital Analysis and Review	NSFR	Net stable funding ratio
CECL	Current Expected Credit Losses	OCC	Office of the Comptroller of the Currency
CET1	Common equity tier 1	OCI	Other comprehensive income
CODM	Chief operating decision maker	OREO	Other real estate owned
CPI	Consumer Price Index	OTC	Over-the-counter
CRA	Community Reinvestment Act	PAM	Proportional amortization method
EVE	Economic value of equity	PCD	Purchased credit deteriorated
FDIC	Federal Deposit Insurance Corporation	PD	Probability of default
FDM	Financial difficulty modification	PSL	Purchased Seasoned Loan
FHLB	Federal Home Loan Bank	ROAP	Removal of account provisions
FHLMC	Federal Home Loan Mortgage Corporation	SCB	Stress capital buffer
FICO	Fair Isaac Corporation (credit score)	SEC	Securities and Exchange Commission
FNMA	Federal National Mortgage Association	S&P	Standard & Poor’s
FRB	Federal Reserve Bank	SOFR	Secured Overnight Financing Rate
FTP	Funds transfer pricing	SPE	Special purpose entity
GAAP	Accounting principles generally accepted in the United States of America	U.S.	United States of America
GDP	Gross domestic product	VaR	Value-at-risk
GNMA	Government National Mortgage Association	VIE	Variable interest entity
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 14 Legal Proceedings, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There are no material changes from any of the risk factors previously disclosed in our 2025 Form 10-K in response to Part I, Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
102 The PNC Financial Services Group, Inc. – Form 10-Q

Equity Security Repurchases
Details of our repurchases of PNC common stock during the second quarter of 2026 are included in the following table.

2026 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 - 30	1,140	$216.21	1,119	30,431
May 1 - 31	816	$217.74	816	29,615
June 1 - 30	800	$233.27	799	28,816
Total	2,756	$223.37	2,734
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
(b)The SCB framework permits capital return in amounts in excess of SCB minimum levels. Consistent with this framework, PNC had approximately 29% of the 100 million common shares still available for repurchase at June 30, 2026 under the repurchase program previously approved by our Board of Directors. Share repurchase activity in the third quarter of 2026 is expected to approximate second quarter of 2026 share repurchase levels. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB will be maintained at the regulatory minimum of 2.5% through September 30, 2027.

ITEM 5. OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of PNC’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

10.37	2026 Form of Performance Share Units Award Agreement

10.38	2026 Form of Restricted Share Units Award Agreement

10.39	2026 Form of Restricted Share Units Award Agreement – Senior Leader Program

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov. The Exhibits are also available as part of this Form 10-Q on PNC’s corporate website at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of Exhibits, without charge, by contacting PNC Investor Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com. The Interactive Data File (XBRL) exhibit is only available electronically.

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
Financial Information
We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC File Number is 001-09718. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s website at www.sec.gov or on our corporate website at www.pnc.com/secfilings. Shareholders and bond holders may also obtain copies of these filings without charge via the information request form at www.pnc.com/investorrelations for copies without exhibits, via email to investor.relations@pnc.com for copies of exhibits, including financial statements and schedule exhibits where applicable, or by contacting PNC Investor Relations at 800-843-2206. The interactive data file (XBRL) is only available electronically.
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
104 The PNC Financial Services Group, Inc. – Form 10-Q

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
Stock Transfer Agent and Registrar
Computershare
150 Royall Street, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 5, 2026 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 105