Form 10-Q
period 2026-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2026-11-03
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
    Yes  ☐  No  ☒
As of October 14, 2026, there were 396,778,009 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2026 Form 10-Q

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
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our views that:
–PNC’s baseline forecast remains for continued expansion in 2026 into 2027. Economic growth has remained solid despite the increase in oil prices, supported by very strong AI-related capex and resilient consumer spending. We expect real GDP growth above 2% in 2026, with continued modest job gains and the unemployment rate holding roughly steady. Inflation risks remain elevated, with core inflation staying above 3% through year-end. Risks to our growth and inflation outlook include a reversal in AI-related sentiment, which would have knock-on effects on both capex and wealth-driven consumer spending, as well as any further sharp rise in bond yields.
–Our baseline forecast is for the Federal Reserve to raise rates twice more, at the December 2026 and March 2027 Federal Open Market Committee meetings, ultimately bringing the federal funds rate to a range of 4.25% to 4.50%.
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
The PNC Financial Services Group, Inc. – Form 10-Q 1

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

2 The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with Items 7, 8 and 9A of our 2025 Annual Report on Form 10-K (our “2025 Form 10-K”). For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and Item 7 in our 2025 Form 10-K; Item 1A Risk Factors included in our 2025 Form 10-K; and the Commitments and Legal Proceedings Notes included in this Report and our prior period 2026 Form 10-Qs and Item 8 of our 2025 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section preceding this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2025 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 15 Segment Reporting for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC,” “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

Our corporate website is www.pnc.com, and we provide information for investors under “About – Investor Relations.” We use our account with X, @pncnews, as an additional way of disseminating to the public information that may be relevant to investors. In accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements and other information with the SEC under File Number 001-09718. Copies of these and other filings, including exhibits, are available electronically at the SEC’s website at www.sec.gov or at www.pnc.com/secfilings, as soon as reasonably practicable after electronically filed with the SEC. Shareholders and bondholders may also obtain copies of these filings without charge via the information request form at www.pnc.com/investorrelations for copies without exhibits, via email to investor.relations@pnc.com for copies of exhibits, including financial statements and schedule exhibits where applicable, or by contacting PNC Investor Relations at 800-843-2206. The interactive data file (XBRL) is only available electronically. Where we have included internet addresses in this Report, such as our internet address and the internet address of the SEC, we have included those internet addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

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

Our capital and liquidity priorities are to support customers, fund business investments and return excess capital to shareholders, while maintaining appropriate capital and liquidity in light of economic conditions, the Basel III framework and other regulatory expectations. For more detail, see the Capital and Liquidity Highlights portion of this Executive Summary, the Liquidity and Capital Management portion of the Risk Management section in this Financial Review, the Recent Regulatory Developments section in this Financial Review and in our prior period 2026 Form 10-Qs and the Supervision and Regulation section in Item 1 Business of our 2025 Form 10-K.

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
The PNC Financial Services Group, Inc. – Form 10-Q 3

In June 2026, PNC converted approximately 780,000 customers, more than 1,620 employees and 95 branches across Colorado and Arizona, merging FirstBank into PNC Bank. PNC’s results for the second and third quarters of 2026 include the full quarter benefit of FirstBank. Results for the nine months ended September 30, 2026 include FirstBank operations since acquisition close on January 5, 2026, and our balance sheet at September 30, 2026 includes FirstBank balances.

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
Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended			Nine months ended
	September 30	June 30	September 30	September 30	September 30
	2026	2026	2025	2026	2025
Summary of Operations
Net interest income	$4,206	$4,107	$3,648	$12,274	$10,679
Noninterest income	2,356	2,768	2,267	7,328	6,349
Total revenue	6,562	6,875	5,915	19,602	17,028
Provision for credit losses	189	191	167	590	640
Noninterest expense	3,751	4,098	3,461	11,617	10,231
Income before income taxes and noncontrolling interests	2,622	2,586	2,287	7,395	6,157
Income taxes	525	531	465	1,471	1,193
Net income	$2,097	$2,055	$1,822	$5,924	$4,964
Net income attributable to common shareholders	$2,006	$1,953	$1,735	$5,645	$4,685
Per Common Share
Basic	$4.98	$4.82	$4.36	$13.92	$11.73
Diluted	$4.97	$4.81	$4.35	$13.91	$11.72
Book value per common share	$142.17	$145.52	$135.67
Performance Ratios
Net interest margin (non-GAAP) (a)	2.94%	2.96%	2.79%	2.95%	2.79%
Noninterest income to total revenue	36%	40%	38%	37%	37%
Efficiency	57%	60%	59%	59%	60%
Return on:
Average common shareholders’ equity	13.89%	13.61%	13.24%	13.15%	12.39%
Average assets	1.32%	1.34%	1.27%	1.29%	1.18%
(a)See explanation and reconciliation of this non-GAAP measure in the Average Consolidated Balance Sheet and Net Interest Analysis and Non-GAAP Financial Information sections of this Item 2.

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	September 30 2026	December 31 2025	September 30 2025
Balance Sheet Highlights
Assets	$627,816	$573,572	$568,767
Loans	$378,792	$331,481	$326,616
Allowance for loan and lease losses	$4,536	$4,410	$4,478
Interest-earning deposits with banks	$24,670	$32,936	$33,318
Investment securities	$146,370	$138,240	$141,523
Total deposits	$466,362	$440,866	$432,749
Borrowed funds	$79,757	$57,101	$62,344
Total shareholders’ equity	$62,353	$60,585	$58,990
Common shareholders’ equity	$56,474	$54,828	$53,235
Other Selected Ratios
Common equity tier 1	9.8%	10.6%	10.7%
Loans to deposits	81%	75%	75%
Common shareholders’ equity to total assets	9.0%	9.6%	9.4%

4 The PNC Financial Services Group, Inc. – Form 10-Q

Income Statement Highlights

Net income of $2.1 billion, or $4.97 per diluted common share, for the third quarter of 2026 increased $42 million, or 2%, compared to $2.1 billion, or $4.81 per diluted common share, for the second quarter of 2026, primarily due to lower noninterest expense and higher net interest income, partially offset by lower noninterest income.
•For the three months ended September 30, 2026 compared to the three months ended June 30, 2026:
•Total revenue of $6.6 billion decreased $313 million, or 5%.
•Net interest income of $4.2 billion increased $99 million, or 2%, driven by commercial loan growth and higher yields on interest-earning assets, partially offset by increased funding costs.
•Net interest margin decreased 2 basis points to 2.94% reflecting growth in lower-yielding loans and higher funding costs.
•Noninterest income of $2.4 billion decreased $412 million, or 15%, reflecting negative $25 million of net Visa activity compared with $363 million of net Visa activity in the second quarter of 2026, as well as lower capital markets advisory revenue. The second quarter also included $139 million of securities losses.
•Provision for credit losses was $189 million in the third quarter of 2026 and was driven by portfolio activity as well as updates to macroeconomic factors.
•Noninterest expense decreased $347 million, or 8%, and included lower personnel costs as well as integration expenses related to the FirstBank acquisition of $27 million. The second quarter of 2026 included integration expenses related to the FirstBank acquisition of $121 million and a PNC Foundation contribution expense of $140 million pre-tax.

Net income of $5.9 billion or $13.91 per diluted common share, for the first nine months of 2026 increased $960 million, or 19%, compared to $5.0 billion, or $11.72 per diluted common share, for the same period in 2025, due to higher net interest income and noninterest income and lower provision for credit losses, partially offset by increased noninterest expense.
•For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:
•Total revenue increased $2.6 billion, or 15%.
•Net interest income increased $1.6 billion, or 15%, and reflected the benefit of FirstBank, loan growth and lower funding costs.
•Net interest margin increased 16 basis points and included the continued benefit of fixed rate asset repricing.
•Noninterest income increased $979 million, or 15%, primarily due to the $448 million gain recorded in the second quarter of 2026 resulting from PNC’s participation in the Visa exchange program, as well as higher capital markets and advisory revenue.
•Provision for credit losses was $590 million for the first nine months of 2026 and was driven by portfolio activity as well as updates to macroeconomic factors. The first nine months of 2025 included a provision for credit losses of $640 million.
•Noninterest expense increased $1.4 billion, or 14%, compared to the first nine months of 2025, reflecting FirstBank operating expenses, higher personnel costs as a result of increased business activity, $245 million of integration expenses related to the FirstBank acquisition and a $140 million pre-tax expense related to a PNC Foundation contribution.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was well positioned at September 30, 2026. In comparison to December 31, 2025:
•Total assets of $627.8 billion increased $54.2 billion, or 9%, reflecting higher loans and securities balances, including the impact of the FirstBank acquisition, partially offset by lower balances held with the FRB.
•Total loans of $378.8 billion increased $47.3 billion, or 14%.
•Total commercial loans increased $44.5 billion, or 19%, to $277.0 billion, reflecting strong new production and higher utilization of loan commitments as well as the addition of FirstBank loans.
•Total consumer loans increased $2.8 billion, or 3%, to $101.8 billion, primarily due to the benefit of acquired FirstBank residential mortgage loans, partially offset by declines in the automobile portfolio, as paydowns outpaced originations, and the transfer of the education loan portfolio to held-for-sale.
•Investment securities increased $8.1 billion, or 6%, to $146.4 billion, and included the acquisition of FirstBank investment securities and net purchase activity of agency residential mortgage-backed securities in both the available-for-sale and held-to-maturity portfolios.
•Total deposits increased $25.5 billion, or 6%, driven by higher interest-bearing and noninterest-bearing deposits, and included the addition of FirstBank deposits.
•Borrowed funds increased $22.7 billion, or 40%, to $79.8 billion, primarily due to higher FHLB advances.
The PNC Financial Services Group, Inc. – Form 10-Q 5

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights

In the third quarter of 2026, PNC maintained strong credit quality performance.
•At September 30, 2026 compared to December 31, 2025:
•Nonperforming assets of $2.3 billion decreased $36 million, or 2%, driven by lower commercial nonperforming loans, partially offset by higher consumer nonperforming loans.
•Overall loan delinquencies of $1.3 billion decreased $142 million, or 10%, due to lower commercial and consumer delinquencies.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.4 billion at September 30, 2026, compared to $5.2 billion at December 31, 2025. The increase was primarily driven by portfolio activity, including loan growth and the addition of FirstBank loans, as well as updates to macroeconomic factors. ACL to total loans was 1.42% at September 30, 2026, compared to 1.58% at December 31, 2025.
•Net loan charge-offs of $257 million, or 0.28% of average loans, increased $31 million compared to the second quarter of 2026, and included $35 million in net loan charge-offs related to the education loan portfolio transfer.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $56.5 billion at September 30, 2026, increased $1.6 billion, or 3%, compared to December 31, 2025, primarily due to the benefit of net income and common stock issuances related to the FirstBank acquisition, partially offset by a decline in AOCI, common dividends paid and common share repurchases.
•In the third quarter of 2026, PNC returned $1.4 billion of capital to shareholders, reflecting $0.8 billion of dividends on common shares and $0.6 billion of common share repurchases.
•On October 2, 2026, the PNC Board of Directors declared a quarterly cash dividend on common stock of $2.00 per share to be paid on November 5, 2026 to shareholders of record at the close of business October 14, 2026.
•Our CET1 ratio was 9.8% at September 30, 2026 and 10.6% at December 31, 2025. The decrease was primarily due to higher risk-weighted assets, share repurchases and dividends, partially offset by the benefit of net income.

For additional information on our liquidity and capital actions as well as our capital ratios, see Capital Management in the Risk Management section in this Financial Review, the Recent Regulatory Developments section in this Financial Review and in our prior period 2026 Form 10-Qs and the Supervision and Regulation section in our 2025 Form 10-K.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. See the Cautionary Statement Regarding Forward-Looking Information section preceding this Financial Review for additional details.

Consistent with the forward guidance we provided on October 15, 2026, for the fourth quarter of 2026, compared to the third quarter of 2026, we expect:
•Average loans to be up approximately 2.5%,
•Net interest income to be up approximately 4.0%,
•Fee income to be up approximately 3.5%,
•Other noninterest income to be approximately $250 million,
•Noninterest expense to be up approximately 5.0%,
◦Noninterest expense, excluding integration costs and significant items, to be up approximately 5.0%, and
•Net loan charge-offs to be approximately $250 million.

Consistent with the forward guidance we provided on October 15, 2026, for the full year of 2026, compared to the full year of 2025, we expect:
•Average loans to be up approximately 13.5%,
•Net interest income to be up approximately 15.5%,
•Noninterest income to be up approximately 12.6%
◦Noninterest income, excluding integration costs and significant items, to be up approximately 10.5%,
•Total revenue to be up approximately 14.5%,
◦Total revenue, excluding integration costs and significant items, to be up approximately 13.7%,
6 The PNC Financial Services Group, Inc. – Form 10-Q

•Noninterest expense to be up approximately 12.3%,
◦Noninterest expense, excluding integration costs and significant items, to be up approximately 9.5%, and
•Effective tax rate to be approximately 19.5%.

The guidance for noninterest expense, excluding integration costs and significant items, excludes our expectation for non-recurring merger and integration expenses of approximately $300 million in total, of which $261 million was recognized in the first nine months of 2026 ($245 million of noninterest expense and $16 million of noninterest income) and approximately $20 million is expected to be incurred in the fourth quarter of 2026. It also excludes the pre-tax impacts of the $140 million expense in the second quarter of 2026 related to a contribution to the PNC Foundation. See the Reconciliation of Noninterest expense guidance, excluding integration costs and significant items (non-GAAP) section of this Report.

The 2026 guidance for noninterest income and total revenue excludes integration costs, $16 million of which was recognized in the first nine months of 2026, as well as negative $25 million of third quarter significant items ($11 million valuation gain on remaining Visa shares received in the second quarter exchange and a negative $36 million Visa Class B-3 derivative adjustment), and $224 million of second quarter significant items ($448 million gain on Visa exchange, negative $85 million Visa Class B-3 derivative adjustment, and $139 million of securities losses). See the Reconciliation of Noninterest income guidance, excluding integration costs and significant items (non-GAAP) and the Reconciliation of Revenue guidance, excluding integration costs and significant items (non-GAAP) sections of this Report. Other noninterest income, noninterest income and revenue guidance does not forecast net securities gains or losses and other Visa activity.

We are unable to provide a meaningful or accurate reconciliation of forward-looking non-GAAP measures, without unreasonable effort, to their most directly comparable GAAP financial measures, except for full year Noninterest income, Noninterest expense and Revenue guidance, excluding integration costs and significant items. This is due to the inherent difficulty of forecasting the timing and amounts necessary for the reconciliation, when such amounts are subject to events that cannot be reasonably predicted, as noted in our Cautionary Statement. Accordingly, we cannot address the probable significance of unavailable information.
CONSOLIDATED INCOME STATEMENT REVIEW

Net income of $2.1 billion, or $4.97 per diluted common share, for the third quarter of 2026 increased $42 million, or 2%, compared to $2.1 billion, or $4.81 per diluted common share, for the second quarter of 2026, primarily due to lower noninterest expense and higher net interest income, partially offset by lower noninterest income. Net income of $5.9 billion, or $13.91 per diluted common share, for the first nine months of 2026 increased $960 million, or 19%, compared to $5.0 billion, or $11.72 per diluted common share, for the same period in 2025, due to higher net interest income and noninterest income and lower provision for credit losses, partially offset by increased noninterest expense.
The PNC Financial Services Group, Inc. – Form 10-Q 7

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	September 30, 2026			June 30, 2026
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$151,350	3.59%	$1,363	$147,099	3.45%	$1,269
Loans	372,174	5.50%	5,206	363,196	5.47%	5,007
Interest-earning deposits with banks (b)	27,686	3.66%	260	30,734	3.63%	281
Other	14,904	5.39%	201	13,985	4.69%	164
Total interest-earning assets/interest income	$566,114	4.90%	7,030	$555,014	4.82%	6,721
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$359,976	1.98%	1,799	$353,540	1.91%	1,682
Borrowed funds	85,674	4.62%	999	78,933	4.57%	905
Total interest-bearing liabilities/interest expense	$445,650	2.49%	2,798	$432,473	2.39%	2,587
Interest rate spread		2.41%			2.43%
Impact of noninterest-bearing sources		0.53			0.53
Net interest margin/income (non-GAAP)		2.94%	4,232		2.96%	4,134
Taxable-equivalent adjustments			(26)			(27)
Net interest income (GAAP)			$4,206			$4,107

	September 30, 2026			September 30, 2025
Nine months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$147,683	3.47%	$3,840	$142,859	3.27%	$3,501
Loans	362,162	5.49%	15,028	321,848	5.72%	13,903
Interest-earning deposits with banks (b)	30,327	3.64%	837	33,815	4.37%	1,119
Other	13,799	5.02%	519	11,432	5.71%	490
Total interest-earning assets/interest income	$553,971	4.84%	20,224	$509,954	4.94%	19,013
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$357,599	1.95%	5,216	$332,438	2.26%	5,633
Borrowed funds	75,911	4.64%	2,652	65,377	5.31%	2,615
Total interest-bearing liabilities/interest expense	$433,510	2.42%	7,868	$397,815	2.76%	8,248
Interest rate spread		2.42%			2.18%
Impact of noninterest-bearing sources		0.53			0.61
Net interest margin/income (non-GAAP)		2.95%	12,356		2.79%	10,765
Taxable-equivalent adjustments			(82)			(86)
Net interest income (GAAP)			$12,274			$10,679
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

Net interest income increased $99 million, or 2%, compared to the second quarter of 2026, driven by commercial loan growth and higher yields on interest-earning assets, partially offset by increased funding costs. Net interest income increased $1.6 billion, or 15%, for the first nine months of 2026 compared to the same period in 2025 and reflected the benefit of FirstBank, loan growth and lower funding costs. Net interest margin decreased 2 basis points compared to the second quarter of 2026 reflecting growth in lower yielding
8 The PNC Financial Services Group, Inc. – Form 10-Q

loans and higher funding costs. Compared to the first nine months of 2025, net interest margin increased 16 basis points and included the continued benefit of fixed rate asset repricing.

Average investment securities increased $4.3 billion, or 3%, compared to the second quarter of 2026, and $4.8 billion, or 3%, compared to the first nine months of 2025, reflecting higher agency residential mortgage-backed securities, partially offset by a decline in U.S. Treasury securities. Average investment securities represented 27% of average interest-earning assets for both the second and third quarters of 2026, and 27% for the first nine months of 2026 compared to 28% for the same period of 2025.

Average loans increased $9.0 billion, or 2%, compared to the second quarter of 2026, and $40.3 billion, or 13%, compared to the first nine months of 2025. In both comparisons, the increase was primarily due to growth in commercial loans, driven by strong new production. Compared to the first nine months of 2025, the increase also reflected the addition of FirstBank loans. Average loans represented 66% of average interest-earning assets for the third quarter of 2026 compared to 65% for the second quarter of 2026 and 65% for the first nine months of 2026 compared to 63% for the same period of 2025.

Average interest-bearing deposits increased $6.4 billion, or 2%, compared to the second quarter of 2026, driven by higher commercial deposits and an increase in brokered time deposits. Average interest-bearing deposits increased $25.2 billion, or 8%, compared to the first nine months of 2025, reflecting growth in commercial and consumer balances, including the addition of FirstBank deposits, partially offset by lower brokered time deposits. In total, average interest-bearing deposits represented 81% of average interest-bearing liabilities for the third quarter of 2026 compared to 82% for the second quarter of 2026, and 82% for the first nine months of 2026 compared to 84% for the first nine months of 2025.

Average borrowed funds increased $6.7 billion, or 9%, and $10.5 billion, or 16%, compared to the second quarter of 2026 and the first nine months of 2025, respectively. In both comparisons, the increase was primarily due to higher FHLB advances.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Nine months ended
	September 30	June 30	Change		September 30	September 30	Change
Dollars in millions	2026	2026	$	%	2026	2025	$	%
Noninterest income
Asset management and brokerage	$447	$440	$7	2%	$1,307	$1,186	$121	10%
Capital markets and advisory	433	577	(144)	(25)%	1,473	1,059	414	39%
Card and cash management	769	772	(3)	—%	2,279	2,166	113	5%
Lending and deposit services	358	346	12	3%	1,044	968	76	8%
Residential and commercial mortgage	135	144	(9)	(6)%	397	423	(26)	(6)%
Other income
Gains related to Visa share exchange	11	448	(437)	*	459	—	459	*
Securities gains (losses)	(1)	(139)	138	*	(112)	(2)	(110)	*
Other	204	180	24	13%	481	549	(68)	(12)%
Total other income	214	489	(275)	(56)%	828	547	281	51%
Total noninterest income	$2,356	$2,768	$(412)	(15)%	$7,328	$6,349	$979	15%
*-Not meaningful

Noninterest income as a percentage of total revenue was 36% for the third quarter of 2026 compared to 40% for the second quarter of 2026 and 37% for both the first nine months of 2026 and 2025.

Asset management and brokerage fees increased compared to the second quarter of 2026 and the first nine months of 2025. In both comparisons, the increase was a result of higher average equity markets and increased client activity. PNC’s discretionary client assets under management of $250 billion at September 30, 2026 increased from $247 billion at June 30, 2026, and $228 billion at September 30, 2025. In both comparisons, the increase included the impact from positive net flows. Compared to September 30, 2025, the increase also included the impact from higher spot equity markets.

Capital markets and advisory fees decreased compared to the second quarter of 2026, primarily due to lower merger and acquisition advisory activity following elevated activity in the prior quarter. The increase compared to the first nine months of 2025 was driven by growth across capital markets businesses, including strong merger and acquisition advisory activity in the second quarter of 2026.

The PNC Financial Services Group, Inc. – Form 10-Q 9

Card and cash management revenue decreased compared to the second quarter of 2026, as higher treasury management product revenue was more than offset by FirstBank integration related fee waivers. The increase compared to the first nine months of 2025 included increased consumer transaction volumes as well as higher treasury management product revenue.

Lending and deposit services increased compared to the second quarter of 2026 primarily due to increased customer activity. Compared to the first nine months of 2025, the increase reflected the addition of FirstBank customer activity.

Residential and commercial mortgage decreased compared to the second quarter of 2026, driven by lower residential mortgage revenue. Residential and commercial mortgage revenue decreased compared to the first nine months of 2025 reflecting lower residential and commercial mortgage servicing rights valuation, net of economic hedge.

Other noninterest income in the third quarter of 2026 reflected the following:
•An $11 million valuation gain on the remaining Visa shares received in the second quarter of 2026 exchange;
•Lower securities losses due to the repositioning of the available-for-sale investment securities portfolio in the second quarter of 2026;
•Higher private equity revenue; and
•Visa derivative adjustments of negative $36 million, compared to negative $85 million in the second quarter.

Other noninterest income increased in the first nine months of 2026, compared to the first nine months of 2025, primarily driven by the gain related to the Visa share exchange recognized in the second quarter of 2026. Visa derivative adjustments were negative $153 million for the first nine months of 2026 compared to negative $73 million for the same period in 2025.

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Nine months ended
	September 30	June 30	Change		September 30	September 30	Change
Dollars in millions	2026	2026	$	%	2026	2025	$	%
Noninterest expense
Personnel	$2,031	$2,273	$(242)	(11)%	$6,410	$5,749	$661	11%
Occupancy	262	252	10	4%	776	715	61	9%
Equipment	435	435	—	—%	1,285	1,194	91	8%
Marketing	106	110	(4)	(4)%	303	277	26	9%
Other	917	1,028	(111)	(11)%	2,843	2,296	547	24%
Total noninterest expense	$3,751	$4,098	$(347)	(8)%	$11,617	$10,231	$1,386	14%

Noninterest expense decreased compared to the second quarter of 2026 and included lower personnel costs as well as integration expenses related to the FirstBank acquisition of $27 million. The second quarter of 2026 included integration expenses related to the FirstBank acquisition of $121 million and a PNC Foundation contribution expense of $140 million pre-tax.

Compared to the first nine months of 2025, noninterest expense increased reflecting FirstBank operating expenses, higher personnel costs as a result of increased business activity and $245 million of integration expenses related to the FirstBank acquisition, as well as a $140 million pre-tax expense related to a PNC Foundation contribution.

Effective Income Tax Rate

The effective income tax rate was 20.0% for the third quarter of 2026 compared to 20.5% for the second quarter of 2026 and 19.9% for the first nine months of 2026 compared to 19.4% for the first nine months of 2025.

10 The PNC Financial Services Group, Inc. – Form 10-Q

Provision For Credit Losses
Table 6: Provision for Credit Losses

	Three months ended			Nine months ended
	September 30	June 30	Change	September 30	September 30	Change
Dollars in millions	2026	2026	$	2026	2025	$
Provision for (recapture of) credit losses
Loans and leases	$141	$213	$(72)	$542	$567	$(25)
Unfunded lending related commitments	40	(20)	60	34	54	(20)
Investment securities	—	(1)	1	(1)	1	(2)
Other financial assets	8	(1)	9	15	18	(3)
Total provision for credit losses	$189	$191	$(2)	$590	$640	$(50)

The provision for credit losses was $189 million and $590 million for the three and nine months ended September 30, 2026, respectively. The provision in both periods was driven by portfolio activity as well as updates to macroeconomic factors.
CONSOLIDATED BALANCE SHEET REVIEW
Table 7: Summarized Balance Sheet Data

	September 30	December 31	Change
Dollars in millions	2026	2025	$	%
Assets
Interest-earning deposits with banks	$24,670	$32,936	$(8,266)	(25)%
Loans held-for-sale	2,753	1,939	814	42%
Investment securities	146,370	138,240	8,130	6%
Loans	378,792	331,481	47,311	14%
Allowance for loan and lease losses	(4,536)	(4,410)	(126)	(3)%
Mortgage servicing rights	4,049	3,659	390	11%
Goodwill	13,317	10,959	2,358	22%
Other	62,401	58,768	3,633	6%
Total assets	$627,816	$573,572	$54,244	9%
Liabilities
Deposits	$466,362	$440,866	$25,496	6%
Borrowed funds	79,757	57,101	22,656	40%
Allowance for unfunded lending related commitments	850	818	32	4%
Other	18,437	14,151	4,286	30%
Total liabilities	565,406	512,936	52,470	10%
Equity
Total shareholders’ equity	62,353	60,585	1,768	3%
Noncontrolling interests	57	51	6	12%
Total equity	62,410	60,636	1,774	3%
Total liabilities and equity	$627,816	$573,572	$54,244	9%

Our balance sheet was well positioned at September 30, 2026. In comparison to December 31, 2025:
•Total assets increased reflecting higher loans and securities balances, including the impact of the FirstBank acquisition, partially offset by lower balances held with the FRB.
•Total liabilities increased primarily due to higher deposits as well as higher borrowed funds, including the impact of the acquisition of FirstBank.
•Total equity increased primarily due to the benefit of net income and stock issuances related to the FirstBank acquisition, partially offset by lower AOCI, dividends paid and common share repurchases.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and the Recent Regulatory Developments section in this Financial Review and in our prior period 2026 Form 10-Qs. Additional information can be found in the Supervision and Regulation section and Note 19 Regulatory Matters of our 2025 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 11

Loans
Effective January 1, 2026, we updated our defined loan classes (classes of financing receivables) as follows: (i) equipment lease financing loans were reclassified to the commercial and industrial loan class based on similarities in the manner in which credit risk is monitored and assessed within these portfolios, as well as materiality considerations, and (ii) education loans were reclassified to the other consumer loan class based on materiality considerations. All impacted disclosures have been updated accordingly, and prior periods have been adjusted to conform with the current presentation.

During the third quarter of 2026, we transferred our $1.4 billion education loan portfolio to Loans held-for-sale.
Table 8: Loans

	September 30	December 31	Change
Dollars in millions	2026	2025	$	%
Commercial
Commercial and industrial	$240,031	$202,898	$37,133	18%
Commercial real estate	36,960	29,565	7,395	25%
Total commercial	276,991	232,463	44,528	19%
Consumer
Residential real estate	48,026	43,760	4,266	10%
Home equity	26,280	25,941	339	1%
Automobile	15,345	16,591	(1,246)	(8)%
Credit card	7,527	7,014	513	7%
Other consumer	4,623	5,712	(1,089)	(19)%
Total consumer	101,801	99,018	2,783	3%
Total loans	$378,792	$331,481	$47,311	14%

Commercial loans increased reflecting strong new production and higher utilization of loan commitments as well as the addition of FirstBank loans.

Consumer loans increased primarily due to the benefit of acquired FirstBank residential mortgage loans, partially offset by declines in the automobile portfolio, as paydowns outpaced originations, and the transfer of the education loan portfolio to held-for-sale.

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
Investment Securities
Investment securities of $146.4 billion at September 30, 2026 increased $8.1 billion, or 6%, compared to December 31, 2025, including the acquisition of FirstBank investment securities and net purchase activity of agency residential mortgage-backed securities in both the available-for-sale and held-to-maturity portfolios.

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

12 The PNC Financial Services Group, Inc. – Form 10-Q

Table 9: Investment Securities (a)

	September 30, 2026		December 31, 2025
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$40,429	$39,388	$50,559	$50,141
Agency residential mortgage-backed	91,484	82,921	75,028	71,386
Non-agency residential mortgage-backed	615	679	664	759
Agency commercial mortgage-backed	8,552	8,194	4,486	4,472
Non-agency commercial mortgage-backed (c)	282	282	584	582
Asset-backed (d)	4,054	4,045	4,087	4,177
Other (e)	4,920	4,712	4,594	4,597
Total investment securities (f)	$150,336	$140,221	$140,002	$136,114
(a)Of our total securities portfolio, 97% were rated AAA/AA at both September 30, 2026 and December 31, 2025.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $65 million at September 30, 2026 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2025 was $66 million.
(c)Collateralized primarily by multifamily housing, office buildings, retail properties, lodging properties and industrial properties.
(d)Collateralized primarily by consumer credit products and corporate debt.
(e)Includes state and municipal securities and corporate bonds.
(f)Includes available-for-sale and held-to-maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

Table 9 presents our investment securities portfolio by amortized cost and fair value. The difference between fair value and amortized cost at September 30, 2026 primarily reflected the impact of interest rate changes on the valuation of fixed-rate securities. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 3 Investment Securities for additional details regarding the allowance for investment securities.
The duration of investment securities was 4.1 years and 3.5 years at September 30, 2026 and December 31, 2025, respectively. We estimate that at September 30, 2026 the effective duration of investment securities was 4.0 years for an immediate 50 basis points parallel increase in interest rates and 4.1 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2025 for the effective duration of investment securities were 3.5 years and 3.4 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 6.2 years and 5.2 years at September 30, 2026 and December 31, 2025, respectively.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

September 30, 2026	Years
Agency residential mortgage-backed	7.8
Non-agency residential mortgage-backed	9.9
Agency commercial mortgage-backed	3.9
Non-agency commercial mortgage-backed	0.7
Asset-backed	2.1

Additional information regarding our investment securities portfolio is included in Note 3 Investment Securities and Note 12 Fair Value.

The PNC Financial Services Group, Inc. – Form 10-Q 13

Funding Sources

Table 11: Details of Funding Sources

	September 30	December 31	Change
Dollars in millions	2026	2025	$	%
Deposits
Noninterest-bearing	$99,720	$91,748	$7,972	9%
Interest-bearing
Money market	82,810	79,334	3,476	4%
Demand	138,919	137,469	1,450	1%
Savings	104,564	98,312	6,252	6%
Time deposits	40,349	34,003	6,346	19%
Total interest-bearing deposits	366,642	349,118	17,524	5%
Total deposits	466,362	440,866	25,496	6%
Borrowed funds
Federal Home Loan Bank advances	36,512	13,000	23,512	181%
Senior debt	36,310	38,642	(2,332)	(6)%
Subordinated debt	4,239	3,016	1,223	41%
Other	2,696	2,443	253	10%
Total borrowed funds	79,757	57,101	22,656	40%
Total funding sources	$546,119	$497,967	$48,152	10%

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2025, our funding source composition included higher deposit balances and higher borrowed funds outstanding. Funding costs decreased compared to the fourth quarter of 2025 as growth in funding sources was more than offset by the impact of lower rates.

Total deposits increased compared to December 31, 2025, driven by higher interest-bearing and noninterest-bearing deposits, and included the addition of FirstBank deposits. Interest-bearing deposits increased, reflecting higher commercial and consumer balances, as well as higher brokered time deposits. Noninterest-bearing deposits increased due to higher commercial and consumer balances. Our total brokered deposit balance was $8.6 billion at September 30, 2026, including $7.6 billion of brokered time deposits. At December 31, 2025, our total brokered deposit balance was $5.1 billion, and included $3.6 billion of brokered time deposits. In both instances, total brokered deposits were significantly below both our internal and regulatory guidelines and limits.

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
Shareholders’ Equity
Total shareholders’ equity of $62.4 billion at September 30, 2026 increased $1.8 billion, or 3%, compared to December 31, 2025, primarily due to the benefit of net income of $5.9 billion and stock issuances related to the FirstBank acquisition of $3.0 billion, partially offset by a decline in AOCI of $3.1 billion, dividends paid of $2.4 billion and common share repurchases of $1.9 billion.
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

Table 12: Retail Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2026	2025	$	%
Income Statement
Net interest income (a)	$9,774	$8,933	$841	9%
Noninterest income	2,839	2,278	561	25%
Total revenue (a)	12,613	11,211	1,402	13%
Provision for credit losses	359	377	(18)	(5)%
Noninterest expense
Personnel	1,683	1,606	77	5%
Segment allocations (b)	3,247	2,924	323	11%
Depreciation and amortization	408	270	138	51%
Other (c)	992	933	59	6%
Total noninterest expense	6,330	5,733	597	10%
Pre-tax earnings (a)	5,924	5,101	823	16%
Income taxes (a)	1,379	1,188	191	16%
Noncontrolling interests	24	28	(4)	(14)%
Earnings (a)	$4,521	$3,885	$636	16%
Average Balance Sheet
Loans held-for-sale	$785	$839	$(54)	(6)%
Loans
Consumer
Residential real estate	$38,259	$34,624	$3,635	10%
Home equity	24,878	24,549	329	1%
Automobile	16,052	15,674	378	2%
Credit card	7,135	6,537	598	9%
Other consumer	3,021	3,357	(336)	(10)%
Total consumer	89,345	84,741	4,604	5%
Commercial	20,435	12,638	7,797	62%
Total loans	$109,780	$97,379	$12,401	13%
Total assets	$129,546	$114,447	$15,099	13%
Deposits
Noninterest-bearing	$59,776	$52,093	$7,683	15%
Interest-bearing	209,200	190,470	18,730	10%
Total deposits	$268,976	$242,563	$26,413	11%
Performance Ratios (a)
Return on average assets	4.67%	4.54%
Noninterest income to total revenue	23%	20%
Efficiency	50%	51%
Supplemental Noninterest Income Information
Asset management and brokerage	$512	$456	$56	12%
Card and cash management	$1,022	$958	$64	7%
Lending and deposit services	$615	$573	$42	7%
Residential and commercial mortgage	$217	$215	$2	1%
Other income - Gains related to Visa share exchange	$459	$—	$459	*
16    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Nine months ended September 30			Change
Dollars in millions, except as noted	2026	2025	$	%
Residential Mortgage Information
Residential mortgage servicing statistics (d)
Serviced portfolio balance (in billions) (e)	$207	$199	$8	4%
MSR asset value (e)	$2,908	$2,622	$286	11%
Servicing income:
Servicing fees, net (f)	$187	$191	$(4)	(2)%
Mortgage servicing rights valuation, net of economic hedge	$(28)	$16	$(44)	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$4.6	$4.2	$0.4	10%
Loan sale margin percentage	2.10%	1.10%
Other Information
Credit-related statistics
Nonperforming assets (e)	$978	$827	$151	18%
Net charge-offs - loans and leases	$395	$390	$5	1%
Other statistics
Branches (e)(g)	2,302	2,219	83	4%
Brokerage account client assets (in billions) (e)(h)	$97	$89	$8	9%
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
(e)As of September 30.
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

Retail Banking earnings for the first nine months of 2026 increased $636 million compared to the same period in 2025 driven by higher revenue, partially offset by higher noninterest expense.

Net interest income increased in the comparison primarily due to the benefit of FirstBank.

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

Retail Banking average total loans increased in the first nine months of 2026 compared to the same period in 2025. Average consumer loans increased reflecting the addition of residential real estate and home equity loans acquired from FirstBank, as well as growth in the auto and credit card loan portfolios, partially offset by the impact of the transfer of the education loan portfolio to held-for-sale. The increase in average commercial loans was attributable to acquired FirstBank loans.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first nine months of 2026, average total deposits increased compared to the same period in 2025, due to acquired FirstBank deposits and growth in client relationships.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. As part of our strategic focus on growing customers and meeting their financial needs, we operate and continue to optimize a coast-to-coast network of retail branches and ATMs, which are complemented by PNC’s suite of digital capabilities. In 2025, PNC announced that it would increase its total branch investment to approximately $2.0 billion by 2030, with plans to open more than 300 new branches and complete renovations within the branch network. The additional branch investments will be focused in Nashville, Chicago, Sarasota, and Winston-Salem. This was an increase from the previously announced 2024
The PNC Financial Services Group, Inc. – Form 10-Q 17

investment of $1.5 billion to open more than 200 new branches in the strategic growth markets of Atlanta, Austin, Charlotte, Dallas, Denver, Houston, Miami, Orlando, Phoenix, Raleigh, San Antonio, and Tampa.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2026	2025	$	%
Income Statement
Net interest income (a)	$5,979	$5,470	$509	9%
Noninterest income	3,602	3,132	470	15%
Total revenue (a)	9,581	8,602	979	11%
Provision for credit losses	229	277	(48)	(17)%
Noninterest expense
Personnel	1,417	1,149	268	23%
Segment allocations (b)	1,278	1,151	127	11%
Depreciation and amortization	143	146	(3)	(2)%
Other (c)	475	436	39	9%
Total noninterest expense	3,313	2,882	431	15%
Pre-tax earnings (a)	6,039	5,443	596	11%
Income taxes (a)	1,404	1,233	171	14%
Noncontrolling interests	15	14	1	7%
Earnings (a)	$4,620	$4,196	$424	10%
Average Balance Sheet
Loans held-for-sale	$622	$575	$47	8%
Loans
Commercial
Commercial and industrial	$206,227	$176,773	$29,454	17%
Commercial real estate	29,614	31,041	(1,427)	(5)%
Total commercial	$235,841	$207,814	$28,027	13%
Consumer	3	3	—	—%
Total loans	$235,844	$207,817	$28,027	13%
Total assets	$263,615	$233,307	$30,308	13%
Deposits
Noninterest-bearing	$40,051	$39,140	$911	2%
Interest-bearing	121,233	110,775	10,458	9%
Total deposits	$161,284	$149,915	$11,369	8%
Performance Ratios (a)
Return on average assets	2.34%	2.40%
Noninterest income to total revenue	38%	36%
Efficiency	35%	34%

18    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2026	2025	$	%
Other Information
Consolidated revenue from: (d)
Treasury Management (a)(e)	$3,517	$3,252	$265	8%
Commercial mortgage banking activities:
Commercial mortgage loans held-for-sale (a)(f)	$60	$73	$(13)	(18)%
Commercial mortgage loan servicing income (a)(g)	370	373	(3)	(1)%
Commercial mortgage servicing rights valuation, net of economic hedge	99	122	(23)	(19)%
Total	$529	$568	$(39)	(7)%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (h)(i)	$294	$293	$1	—%
MSR asset value (h)	$1,141	$1,006	$135	13%
Average loans by C&IB business (j)
Corporate Banking	$138,275	$114,151	$24,124	21%
Real Estate	42,193	42,555	(362)	(1)%
Business Credit	35,667	31,342	4,325	14%
Equipment Finance	10,678	10,390	288	3%
Commercial Banking	5,973	6,173	(200)	(3)%
Other	3,058	3,206	(148)	(5)%
Total average loans	$235,844	$207,817	$28,027	13%
Credit-related statistics
Nonperforming assets (h)	$1,216	$1,323	$(107)	(8)%
Net charge-offs - loans and leases	$303	$200	$103	52%
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
(f)Represents commercial mortgage banking income for valuations on commercial mortgage loans held-for-sale and related commitments, derivative valuations, origination fees, gains on sale of loans held-for-sale and net interest income on loans held-for-sale.
(g)Represents net interest income and noninterest income from loan servicing, net of reduction in commercial mortgage servicing rights due to the passage of time and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(h)As of September 30.
(i)Represents balances related to capitalized servicing.
(j)During the second quarter of 2026, certain equipment finance activity was centralized and established as a business unit within C&IB. As a result, certain loans were reclassified from Corporate Banking, Commercial Banking and Other to Equipment Finance. Prior periods have been adjusted to conform with the current presentation.

Corporate & Institutional Banking earnings in the first nine months of 2026 increased $424 million compared to the same period in 2025 driven by higher revenue and a lower provision for credit losses, partially offset by higher noninterest expense.

Net interest income increased in the comparison primarily due to higher average loan and deposit balances, partially offset by narrower interest rate spreads on the value of loans and deposits.

Noninterest income increased in the comparison primarily due to broad-based growth across the capital markets and advisory businesses and higher treasury management product revenue.

Provision for credit losses for the first nine months of 2026 reflected portfolio activity, including loan growth, and updates to macroeconomic factors.

Noninterest expense increased in the comparison reflecting higher variable compensation associated with increased business activity as well as continued investments to support business growth.

Average loans increased compared to the nine months ended September 30, 2025:
•Corporate Banking provides lending, treasury management and capital markets products and services to mid-sized and large corporations and government and not-for-profit entities. Average loans for this business increased, reflecting new production and higher average utilization of loan commitments.
•Real Estate provides banking, financing, servicing and technology solutions for commercial real estate clients. Average loans for this business declined primarily due to lower average utilization of loan commitments, mostly offset by new production.
The PNC Financial Services Group, Inc. – Form 10-Q 19

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

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased compared to the nine months ended September 30, 2025, largely due to growth in interest-bearing deposits. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first nine months of 2025, treasury management revenue increased due to growth in average deposit balances and higher product revenue, partially offset by narrower interest rate spreads on the value of deposits.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held-for-sale and hedges related to those activities. Total revenue from commercial mortgage banking activities decreased in the comparison primarily due to a lower benefit from commercial mortgage servicing rights valuation, net of hedge and lower revenue from commercial mortgage loans held-for-sale.

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The increase in capital markets and advisory fees in the comparison was due to increased merger and acquisition advisory activity, as well as broad-based growth across other products and services.
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

Table 14: Asset Management Group Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2026	2025	$	%
Income Statement
Net interest income (a)	$572	$541	$31	6%
Noninterest income	804	741	63	9%
Total revenue (a)	1,376	1,282	94	7%
Provision for (recapture of) credit losses	(2)	(8)	6	*
Noninterest expense
Personnel	367	351	16	5%
Segment allocations (b)	390	355	35	10%
Depreciation and amortization	32	27	5	19%
Other (c)	88	87	1	1%
Total noninterest expense	877	820	57	7%
Pre-tax earnings (a)	501	470	31	7%
Income taxes (a)	117	110	7	6%
Earnings (a)	$384	$360	$24	7%
Average Balance Sheet
Loans
Consumer
Residential real estate	$9,877	$9,919	$(42)	—%
Other consumer	3,924	3,530	394	11%
Total consumer	13,801	13,449	352	3%
Commercial	807	682	125	18%
Total loans	$14,608	$14,131	$477	3%
Total assets	$15,014	$14,562	$452	3%
Deposits
Noninterest-bearing	$1,465	$1,517	$(52)	(3)%
Interest-bearing	25,750	25,621	129	1%
Total deposits	$27,215	$27,138	$77	—%
Performance Ratios (a)
Return on average assets	3.42%	3.31%
Noninterest income to total revenue	58%	58%
Efficiency	64%	64%
Other Information
Nonperforming assets (d)	$43	$58	$(15)	(26)%
Net charge-offs (recoveries) - loans and leases	$—	$1	$(1)	*
Client Assets Under Administration (in billions) (d)(e)
Discretionary client assets under management
PNC Private Bank	$146	$137	$9	7%
Institutional Asset Management	104	91	13	14%
Total discretionary client assets under management	250	228	22	10%
Nondiscretionary client assets under administration	249	212	37	17%
Total	$499	$440	$59	13%
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

The PNC Financial Services Group, Inc. – Form 10-Q 21

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

Asset Management Group earnings in the first nine months of 2026 increased $24 million compared to the same period in 2025, driven by higher revenue, partially offset by higher noninterest expense and a lower recapture of credit losses.

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

22    The PNC Financial Services Group, Inc. – Form 10-Q

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

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 63% and 61% of our total loan portfolio at September 30, 2026 and December 31, 2025, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

The PNC Financial Services Group, Inc. – Form 10-Q 23

Table 16: Commercial and Industrial Loans by Industry

	September 30, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial (a)
Financial services	$49,120	20%	$37,592	19%
Manufacturing	36,460	15	30,623	15
Service providers	28,149	12	25,552	13
Wholesale trade	24,160	10	19,843	10
Real estate related (b)	19,774	8	15,275	8
Retail trade	14,156	6	12,073	6
Technology, media and telecommunications	12,952	5	12,324	6
Rental and leasing	10,627	4	9,074	4
Health care	10,023	4	9,135	5
Transportation and warehousing	9,964	4	9,258	5
Other industries	24,646	12	22,149	9
Total commercial and industrial loans	$240,031	100%	$202,898	100%
(a) Presented in descending order based on loan balances at September 30, 2026.
(b) Represents loans to customers in the real estate and construction industries.

Owner-occupied commercial real estate loans totaled $10.5 billion and $9.0 billion at September 30, 2026 and December 31, 2025, respectively. These loans are categorized as commercial and industrial loans as the credit decisioning for originating these loans is based on the financial conditions of the owner, not the ability of the collateral to generate income. Owner-occupied commercial real estate loans are well-diversified across industries.

Commercial Real Estate
Commercial real estate loans of $37.0 billion as of September 30, 2026 comprised $24.5 billion related to commercial mortgages on income-producing properties, $7.1 billion of intermediate-term financing loans and $5.4 billion of real estate construction project loans. At December 31, 2025, comparable amounts were $29.6 billion, $17.4 billion, $8.2 billion and $4.0 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income, which serves as the primary source for the repayment of the loan. However, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.
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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	September 30, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,700	15%	$5,248	18%
Colorado	4,678	13	746	3
Texas	3,378	9	2,950	10
Florida	3,377	9	3,668	12
Arizona	2,447	7	1,142	4
Ohio	1,812	5	1,233	4
New Jersey	1,347	4	944	3
Virginia	1,293	3	1,393	5
Illinois	1,214	3	1,186	4
Nevada	1,157	3	1,203	4
Other	10,557	29	9,852	33
Total commercial real estate loans	$36,960	100%	$29,565	100%
Property Type (a)
Multifamily	$17,641	48%	$14,655	50%
Industrial/warehouse	5,753	16	4,059	14
Office	4,806	13	5,053	17
Retail	3,856	10	1,891	6
Hotel/motel	1,753	5	1,409	5
Seniors housing	1,557	4	1,340	5
Other	1,594	4	1,158	3
Total commercial real estate loans	$36,960	100%	$29,565	100%
(a)    Presented in descending order based on loan balances at September 30, 2026.

Commercial Real Estate: Office Portfolio
Real estate performance related to the office sector continues to be an area of focus. At September 30, 2026, our outstanding loan balances in the office portfolio totaled $4.8 billion, or 1.3% of total loans, while unfunded loan commitments totaled $0.5 billion. Within this population, criticized loans totaled 27.9% and nonperforming loans totaled 10.8%. We have established reserves of 9.2% against office loans, which we believe reflect the expected credit losses in this portfolio. Our office portfolio remains geographically diversified.

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

The PNC Financial Services Group, Inc. – Form 10-Q 25

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	September 30, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$17,940	37%	$18,726	43%
Colorado	6,730	14	1,069	2
Texas	3,305	7	3,486	8
Florida	2,882	6	3,025	7
Washington	2,861	6	3,183	7
New Jersey	1,714	4	1,773	4
Arizona	1,656	3	1,247	3
New York	1,369	3	1,411	3
Pennsylvania	1,130	2	1,159	3
North Carolina	930	2	930	2
Other	7,509	16	7,751	18
Total residential real estate loans	$48,026	100%	$43,760	100%
	September 30, 2026		December 31, 2025
Weighted-average loan origination statistics (b)
Loan origination FICO score		774		773
LTV of loan originations		71%		72%
(a)Presented in descending order based on loan balances at September 30, 2026.
(b)Weighted-averages calculated for the twelve months ended September 30, 2026 and December 31, 2025, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we generally retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $44.7 billion at September 30, 2026, with 39% located in California. Comparable amounts at December 31, 2025 were $39.5 billion and 46%, respectively.

Home Equity
Home equity loans of $26.3 billion as of September 30, 2026 were comprised of $22.8 billion of home equity lines of credit and $3.5 billion of closed-end home equity installment loans. At December 31, 2025, comparable amounts were $25.9 billion, $22.1 billion and $3.8 billion, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

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

26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	September 30, 2026		December 31, 2025
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,220	16%	$4,330	17%
New Jersey	3,130	12	3,136	12
Florida	2,196	8	2,239	9
Ohio	2,055	8	2,106	8
California	1,837	7	1,794	7
Texas	1,450	6	1,407	5
Maryland	1,190	5	1,202	5
Michigan	1,111	4	1,132	4
Illinois	1,016	4	1,025	4
North Carolina	1,011	4	1,006	4
Other	7,064	26	6,564	25
Total home equity loans	$26,280	100%	$25,941	100%
Lien type
1st lien		45%		46%
2nd lien		55		54
Total		100%		100%
	September 30, 2026		December 31, 2025
Weighted-average loan origination statistics (b)
Loan origination FICO score		781		777
LTV of loan originations		60%		61%
(a)Presented in descending order based on loan balances at September 30, 2026.
(b)Weighted-averages calculated for the twelve months ended September 30, 2026 and December 31, 2025, respectively.

Automobile
At September 30, 2026, total auto loans of $15.3 billion were comprised of $14.4 billion in the indirect auto portfolio and $0.9 billion in the direct auto portfolio. At December 31, 2025, comparable amounts were $16.6 billion, $15.6 billion and $1.0 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers. This business is strategically aligned with our core retail banking business. For the total auto loan portfolio, weighted-average loan origination FICO score, calculated using the auto enhanced FICO scale, was 798 and the weighted-average term of loan originations was 72 months for the twelve months ended September 30, 2026. Comparable amounts for the twelve months ended December 31, 2025 were 799 and 71 months, respectively.

We offer both new and used auto financing to customers through our various channels. The portfolio balance was composed of 42% new vehicle loans and 58% used vehicle loans as of September 30, 2026. Comparable amounts at December 31, 2025 were 43% and 57%, respectively.

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

Nonperforming Assets and Loan Delinquencies
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO, foreclosed and other assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent full collection of contractual principal and interest is not probable. Loans held-for-sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. See Note 1 Accounting Policies in our 2025 Form 10-K for details on our nonaccrual policies.

The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type

	September 30, 2026	December 31, 2025	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,314	$1,358	$(44)	(3)%
Consumer (a)	880	860	20	2%
Total nonperforming loans	2,194	2,218	(24)	(1)%
OREO, foreclosed and other assets	131	143	(12)	(8)%
Total nonperforming assets	$2,325	$2,361	$(36)	(2)%
Nonperforming loans to total loans	0.58%	0.67%
Nonperforming assets to total loans, OREO, foreclosed assets and other assets	0.61%	0.71%
Nonperforming assets to total assets	0.37%	0.41%
Allowance for loan and lease losses to nonperforming loans	207%	199%
Allowance for credit losses to nonperforming loans (b)	245%	236%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the nine months ended September 30, 2026 and 2025:

Table 21: Change in Nonperforming Assets

In millions	2026	2025
January 1	$2,361	$2,357
New nonperforming assets	1,566	1,497
Charge-offs and valuation adjustments	(455)	(387)
Principal activity, including paydowns and payoffs	(810)	(767)
Asset sales and transfers to loans held-for-sale	(80)	(95)
Returned to performing status	(338)	(306)
Acquired nonperforming assets	81	—
September 30	$2,325	$2,299

As of September 30, 2026, approximately 95% of total nonperforming loans were secured by collateral.

Loan Delinquencies
We regularly monitor the level of loan delinquencies and believe these levels are a key indicator of credit quality in our loan portfolio. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due are considered delinquent. Loan delinquencies include government insured or guaranteed loans, and loans accounted for under the fair value option. Amounts exclude loans held-for-sale.

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to address operating environment changes such as inflation levels, industry specific risks, interest rate levels, the level of consumer savings and deposit balances and structural and secular changes. We offer loan modifications and collection programs to assist our customers and mitigate losses.
28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents a summary of accruing loans past due by delinquency status:
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	September 30, 2026	December 31, 2025	Change		September 30, 2026	December 31, 2025
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$565	$660	$(95)	(14)%	0.15%	0.20%
Accruing loans past due 60 to 89 days	362	403	(41)	(10)%	0.10%	0.12%
Total early stage loan delinquencies	927	1,063	(136)	(13)%	0.24%	0.32%
Late stage loan delinquencies
Accruing loans past due 90 days or more	374	380	(6)	(2)%	0.10%	0.11%
Total accruing loans past due	$1,301	$1,443	$(142)	(10)%	0.34%	0.44%
(a)Past due loan amounts include government insured or guaranteed loans of $0.3 billion at both September 30, 2026 and December 31, 2025.

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

See Note 1 Accounting Policies and the Credit Risk Management section in our 2025 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of September 30, 2026.
The PNC Financial Services Group, Inc. – Form 10-Q 29

The following table summarizes our ACL related to loans:

Table 23: Allowance for Credit Losses by Loan Class (a)

	September 30, 2026			December 31, 2025
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$2,106	$240,031	0.88%	$2,032	$202,898	1.00%
Commercial real estate	1,085	36,960	2.94%	1,057	29,565	3.58%
Total commercial	3,191	276,991	1.15%	3,089	232,463	1.33%
Consumer
Residential real estate	101	48,026	0.21%	44	43,760	0.10%
Home equity	270	26,280	1.03%	271	25,941	1.04%
Automobile	150	15,345	0.98%	158	16,591	0.95%
Credit card	654	7,527	8.69%	632	7,014	9.01%
Other consumer	170	4,623	3.68%	216	5,712	3.78%
Total consumer	1,345	101,801	1.32%	1,321	99,018	1.33%
Total	4,536	$378,792	1.20%	4,410	$331,481	1.33%
Allowance for unfunded lending related commitments	850			818
Allowance for credit losses	$5,386			$5,228
Allowance for credit losses to total loans			1.42%			1.58%
Commercial			1.40%			1.62%
Consumer			1.47%			1.47%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $103 million and $99 million at September 30, 2026 and December 31, 2025, respectively.

30    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries:
Table 24: Loan Charge-Offs and Recoveries

Nine months ended September 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2026
Commercial
Commercial and industrial	$401	$101	$300	0.17%
Commercial real estate	76	9	67	0.24%
Acquired loans (a)	10	—	10
Total commercial	487	110	377	0.18%
Consumer
Residential real estate	3	7	(4)	(0.01)%
Home equity	31	28	3	0.02%
Automobile	88	61	27	0.23%
Credit card	220	58	162	2.94%
Other consumer	166	30	136	2.82%
Acquired loans (a)	35	—	35
Total consumer	543	184	359	0.42%
Total	$1,030	$294	$736	0.26%
2025
Commercial
Commercial and industrial	$309	$133	$176	0.12%
Commercial real estate	101	19	82	0.36%
Total commercial	410	152	258	0.15%
Consumer
Residential real estate	8	8	—	—%
Home equity	28	27	1	0.01%
Automobile	97	72	25	0.21%
Credit card	247	47	200	4.07%
Other consumer	130	32	98	2.28%
Total consumer	510	186	324	0.44%
Total	$920	$338	$582	0.24%
(a)Represents the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.

Total net charge-offs increased $154 million, or 26%, for the first nine months of 2026 compared to the same period in 2025. The increase in the comparison reflected an increase in commercial and industrial net charge-offs as well as $45 million of net charge-offs from the FirstBank acquisition related to purchase accounting and $35 million in charge-offs related to the transfer of our education loan portfolio to Loans held-for-sale.

See Note 1 Accounting Policies in our 2025 Form 10-K and Note 4 Loans and Related Allowance for Credit Losses of this Report for additional information.
Liquidity and Capital Management
Liquidity Management
Our liquidity risk framework and related monitoring measures and tools, including internal liquidity stress testing as well as compliance with internal and regulatory limits and guidelines, are described in further detail in the Liquidity and Capital Management section of our 2025 Form 10-K.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the third quarter of 2026. Fluctuations in our LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The PNC Financial Services Group, Inc. – Form 10-Q 31

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. The NSFR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the third quarter of 2026.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2025 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $466.4 billion at September 30, 2026 from $440.9 billion at December 31, 2025, driven by higher interest-bearing and noninterest-bearing deposits, and included the addition of FirstBank deposits. Interest-bearing deposits increased, reflecting higher commercial and consumer balances, as well as higher brokered time deposits. Noninterest-bearing deposits increased due to higher commercial and consumer balances. As of September 30, 2026, uninsured deposits represented approximately 46% of our total deposit base, which is estimated based on the regulatory instructions in the Consolidated Reports of Condition and Income - FFIEC 031. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources section in the Consolidated Balance Sheet Review and the Business Segments Review of this Financial Review for additional information on our deposits and related strategies.
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

Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 25: Senior and Subordinated Debt

In billions	2026
January 1	$41.7
Issuances	7.7
Calls and maturities	(7.0)
Other	(1.9)
September 30	$40.5

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

PNC defines our primary contingent liquidity sources as cash held at the FRB, investment securities and unused borrowing capacity at the FHLB and FRB. The following table summarizes our primary contingent liquidity sources at September 30, 2026 and December 31, 2025.
Table 26: Primary Contingent Liquidity Sources

In billions	September 30, 2026	December 31, 2025
Cash balance with Federal Reserve Bank	$23.9	$32.0
Available investment securities (a)	79.9	77.2
Unused borrowing capacity from FHLB (b)	43.1	50.7
Unused borrowing capacity from Federal Reserve Bank (c)	86.1	81.5
Total available contingent liquidity	$233.0	$241.4
(a)Represents the fair value of investment securities that can be used for pledging or to secure other sources of funding.
(b)At September 30, 2026, total FHLB borrowing capacity was $83.2 billion and total FHLB advances and letters of credit were $40.1 billion. Comparable amounts at December 31, 2025 were $64.1 billion and $13.4 billion, respectively.
(c)Total borrowing capacity with the FRB was $86.1 billion at September 30, 2026 and $81.5 billion at December 31, 2025. PNC had no outstanding borrowings with the FRB at September 30, 2026 and December 31, 2025.
32    The PNC Financial Services Group, Inc. – Form 10-Q

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At September 30, 2026, PNC Bank’s remaining capacity to issue under the program was $35.0 billion.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At September 30, 2026, there were no issuances outstanding under this program.

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

At September 30, 2026, available parent company liquidity totaled $29.6 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $5.7 billion at September 30, 2026. See Note 19 Regulatory Matters in our 2025 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper, and through other borrowings. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At September 30, 2026, there were no issuances outstanding under this program.
The following table details Parent Company note issuances during the third quarter of 2026:

Table 27: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
July 21, 2026	$1.0 billion	$1.0 billion of 5.463% senior fixed-to-floating rate notes with a maturity date of July 21, 2037. Interest is payable semi-annually in arrears at a fixed rate of 5.463% per annum, on January 21 and July 21 of each year, commencing on January 21, 2027. Beginning on July 21, 2036, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.267%, on October 21, 2036, January 21, 2037, April 21, 2037 and at the maturity date.
July 21, 2026	$1.0 billion	$1.0 billion of 4.831% senior fixed-to-floating rate notes with a maturity date of July 19, 2030. Interest is payable semi-annually in arrears at a fixed rate of 4.831% per annum, on January 19 and July 19 of each year, commencing on January 19, 2027. Beginning on July 19, 2029, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarter interest period using the SOFR Index as described in the Prospectus Supplement), plus 0.798%, on October 19, 2029, January 19, 2030, April 19, 2030 and at the maturity date.

The PNC Financial Services Group, Inc. – Form 10-Q 33

See Note 17 Subsequent Events for details on the following parent company activity:
•issuance of 5.463% senior fixed-to-floating rate notes due October 23, 2029; and
•issuance of senior floating rate notes due October 23, 2029.
The following table details Parent Company note redemptions during the third quarter of 2026:

Table 28: Parent Company Notes Redeemed

Redemption Date	Amount	Description of Redemption
July 23, 2026	$1.0 billion	All outstanding 5.102% senior fixed-to-floating notes due July 23, 2027. The redemption price was equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date of July 23, 2026.

See Note 17 Subsequent Events for details on the redemption of all outstanding 6.615% senior fixed-to-floating rate notes due October 20, 2027.

Parent company senior and subordinated debt carrying value totaled $35.7 billion and $33.7 billion at September 30, 2026 and December 31, 2025, respectively.

Contractual Obligations and Commitments
We enter into various contractual arrangements in the normal course of business, certain of which require future payments that could impact our liquidity and capital resources. See the Liquidity and Capital Management section of our 2025 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 9 Commitments.

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
The following table presents credit ratings and outlook for The PNC Financial Services Group, Inc. and PNC Bank as of September 30, 2026:
Table 29: Credit Ratings and Outlook

September 30, 2026
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

In the third quarter of 2026, PNC returned $1.4 billion of capital to shareholders, reflecting $0.8 billion of dividends on common shares and $0.6 billion of common share repurchases. The SCB framework permits capital return in amounts in excess of SCB minimum levels. Consistent with this framework, PNC had approximately 27% of the 100 million common shares still available for repurchase at September 30, 2026 under the repurchase program previously approved by our Board of Directors. Share repurchase activity in the fourth quarter of 2026 is expected to approximate third quarter of 2026 share repurchase levels. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB will be maintained at the regulatory minimum of 2.5% through December 31, 2027.

On October 2, 2026, the PNC Board of Directors declared a quarterly cash dividend on common stock of $2.00 per share to be paid on November 5, 2026 to shareholders of record at the close of business October 14, 2026.

See Note 17 Subsequent Events for details on the November 1, 2026 redemption of $525 million of depository shares representing all of the interests in Series S preferred stock.

The following table summarizes our Basel III capital balances and ratios:

Table 30: Basel III Capital

September 30, 2026
Dollars in millions	Basel III
Common equity tier 1 capital
Common stock plus related surplus, net of treasury stock	$(3,772)
Retained earnings	66,715
Goodwill, net of associated deferred tax liabilities	(13,085)
Other disallowed intangibles, net of deferred tax liabilities	(629)
Other adjustments (deductions)	(91)
Common equity tier 1 capital (a)	$49,138
Additional tier 1 capital
Preferred stock plus related surplus	5,881
Tier 1 capital	$55,019
Additional tier 2 capital
Qualifying subordinated debt	3,050
Eligible credit reserves includable in tier 2 capital	5,172
Total Basel III capital	$63,241
Risk-weighted assets
Basel III standardized approach risk-weighted assets (b)	$500,661
Average quarterly adjusted total assets	$617,695
Supplementary leverage exposure (c)	$765,049
Basel III risk-based capital and leverage ratios
Common equity tier 1	9.8%
Tier 1	11.0%
Total	12.6%
Leverage (d)	8.9%
Supplementary leverage ratio (c)	7.2%
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
The PNC Financial Services Group, Inc. – Form 10-Q 35

Exposures to high volatility commercial real estate, nonaccruals, FDMs, past due exposures and equity exposures are generally subject to higher risk weights than other types of exposures.
At September 30, 2026, PNC and PNC Bank were considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for tier 1 risk-based capital and 10% for total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for common equity tier 1 risk-based capital, 8% for tier 1 risk-based capital, 10% for total risk-based capital and a leverage ratio of at least 5%.

The largest U.S. BHCs, including PNC, must hold regulatory capital in excess of the regulatory minimum requirements, including a capital buffer sufficient to withstand losses and allow firms to meet the credit needs of their customers through hypothetical stress scenarios.We seek to manage our capital consistent with regulatory requirements, and we believe that our September 30, 2026 capital levels were aligned with them.

We provide additional information regarding regulatory capital requirements and some of their potential impacts, including the proposed rules to adjust the Basel III framework, in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 19 Regulatory Matters in our 2025 Form 10-K.

Market Risk Management

See the Market Risk Management section in our 2025 Form 10-K for additional discussion regarding market risk.

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
The following table includes NII sensitivity results as of September 30, 2026 and 2025:

Table 31: Net Interest Income Sensitivity Analysis

	September 30, 2026	September 30, 2025
Net Interest Income Sensitivity Simulation (a)
Effect on NII in first year from shocked interest rate:
200 basis point instantaneous increase	(1.3)%	1.8%
200 basis point instantaneous decrease	(0.2)%	(2.9)%
(a)The effect on NII in the first year from a 100 basis point increase is approximately one third of the disclosed result for the 200 basis point scenario. The impact of a 100 basis point decrease is approximately neutral.
When forecasting NII, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. The projected balance sheet composition by the end of year one is generally consistent with the spot composition at September 30, 2026.
Balance Sheet Forecast: Our balance sheet forecast is based on various assumptions that include key interest rate risk aspects such as loan and deposit growth, as well as mix, and is consistent with our guidance.

Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate. We define the deposit beta as the change in deposit rate paid on total interest-bearing deposits since August 2026 divided by the change in the upper level of the average stated Federal Funds rate range since August 2026, the end of the prior rate cycle. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as well as other factors. The dynamic beta assumptions reflect historical experience as well as future expectations, and are periodically updated to reflect the current view of future expectations. Actual deposit rates paid may differ from modeled projections due to variables such as competition for deposits and customer behavior.

36    The PNC Financial Services Group, Inc. – Form 10-Q

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

Impact of Derivatives: As part of our risk management strategy, PNC uses interest rate derivatives, some of which are forward starting, to hedge floating rate commercial loans. PNC had $82.6 billion in active and forward starting receive fix / pay float swaps used to hedge floating rate commercial loans as of September 30, 2026, with a weighted average duration of 2.3 years and an average fixed rate of 3.92%. Additionally, PNC utilizes receive fix / pay float swaps to hedge fixed rate debt, as well as pay fix / receive float swaps to hedge the investment securities portfolio. See Note 13 Financial Derivatives for additional information on how we use derivatives to hedge these financial instruments.
The following table includes EVE sensitivity results as of September 30, 2026 and 2025:
Table 32: Economic Value of Equity Sensitivity Analysis

	September 30, 2026	September 30, 2025
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(5.6)%	(1.6)%
200 basis point instantaneous decrease	1.5%	(4.2)%

EVE measures the present value of all projected future cash flows associated with a point-in-time balance sheet and does not include projected new volume. EVE sensitivity to interest rate changes is a complementary metric to NII sensitivity analysis and represents an estimation of long-term interest rate risk. PNC calculates its EVE sensitivity by measuring the changes in the economic value of assets, liabilities and off-balance sheet instruments in response to an instantaneous +/-200 bps parallel shift in interest rates. Similar to the NII sensitivity analysis, we incorporate dynamic deposit repricing and loan prepayment assumptions. Directionally, higher deposit beta assumptions result in increasing liability sensitivity whereas lower deposit betas increase asset sensitivity. Conceptually similar, higher loan prepayment assumptions cause an increase in asset sensitivity and lower prepayments result in an increase in liability sensitivity. These behavioral modeling assumptions are largely consistent between the EVE and NII sensitivity analyses, and also share the same starting balance sheet position as of September 30, 2026. Deposit attrition is also a significant contributor to EVE sensitivity. Deposit attrition is projected based on a dynamic model developed using long-term historical deposit behavior in addition to management assumptions. PNC performs various sensitivity analyses to understand the impact of faster and slower deposit attrition, loan prepayments and deposit betas on our risk metrics, with the results reported to ALCO.

Compared to the third quarter of 2025, there have been no material changes to our NII sensitivity and EVE sensitivity assumptions, including data sources that drive assumptions setting.

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

Customer-related trading revenue was $226 million for the nine months ended September 30, 2026, compared to $159 million for the same period in 2025, and is recorded in Capital markets and advisory noninterest income and Other interest income on our Consolidated Income Statement. The increase was primarily due to higher derivative customer-related trading revenue.

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
The PNC Financial Services Group, Inc. – Form 10-Q 37

A summary of our equity investments follows:
Table 33: Equity Investments Summary

	September 30, 2026	December 31, 2025	Change
Dollars in millions			$	%
Tax credit investments	$6,166	$5,578	$588	11%
Private equity and other	5,928	5,212	716	14%
Total	$12,094	$10,790	$1,304	12%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $3.4 billion at both September 30, 2026 and December 31, 2025. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.
Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2025 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.8 billion at both September 30, 2026 and December 31, 2025. As of September 30, 2026, $2.4 billion was invested directly in a variety of companies, and $0.4 billion was invested indirectly through various private equity funds. Changes in fair value of private equity investments are recognized in Other noninterest income.

Our other equity investments at September 30, 2026, also included Visa Class B-3 common shares, which are recorded at cost. During the second quarter of 2026, PNC participated in the Visa exchange program, allowing PNC to convert its Visa Class B-2 common shares into 0.9 million of Visa Class B-3 common shares and 0.3 million of Visa Class C common shares. The Visa Class B-3 common shares remain subject to the same restrictions that were imposed on the Visa Class B-2 common shares. Participation in the exchange required PNC to agree to a make-whole agreement that subjects PNC to the same indemnity obligations to Visa as prior to participation in the exchange program. We recorded a $448 million gain in the second quarter of 2026 and an $11 million gain in the third quarter of 2026 related to the Visa Class C common shares received. At September 30, 2026, PNC had no remaining holdings of Class C common shares.

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

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $20 million and $3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Financial Derivatives
See the Risk Management section in our 2025 Form 10-K for discussion of our use of financial derivatives as a part of the risk management process. Further information on our financial derivatives is presented in Note 12 Fair Value and Note 13 Financial Derivatives in this Report and Note 1 Accounting Policies in our 2025 Form 10-K.
38    The PNC Financial Services Group, Inc. – Form 10-Q

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
The following tables show PNC’s average consolidated balance sheet results and analysis of net interest income:
Table 34: Average Consolidated Balance Sheet and Net Interest Analysis (a) (b) (c)

	Nine months ended September 30
	2026			2025
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates (d)	Average Balances	Interest Income/ Expense	Average Yields/ Rates (d)
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$35,859	$1,029	3.83%	$34,374	$968	3.76%
U.S. Treasury and government agencies	28,114	837	3.98%	25,527	871	4.56%
Other	8,492	257	4.02%	7,875	222	3.75%
Total securities available-for-sale	72,465	2,123	3.91%	67,776	2,061	4.06%
Securities held-to-maturity
Residential mortgage-backed	48,436	1,231	3.39%	41,060	905	2.94%
U.S. Treasury and government agencies	18,970	232	1.63%	27,111	308	1.52%
Other	7,812	254	4.34%	6,912	227	4.36%
Total securities held-to-maturity	75,218	1,717	3.04%	75,083	1,440	2.56%
Total investment securities	147,683	3,840	3.47%	142,859	3,501	3.27%
Loans
Commercial and industrial	222,618	9,133	5.41%	190,571	8,288	5.74%
Commercial real estate	35,357	1,536	5.73%	31,911	1,452	6.00%
Consumer	55,171	2,888	7.00%	53,840	2,877	7.14%
Residential real estate	49,016	1,471	4.00%	45,526	1,286	3.77%
Total loans	362,162	15,028	5.49%	321,848	13,903	5.72%
Interest-earning deposits with banks	30,327	837	3.64%	33,815	1,119	4.37%
Other interest-earning assets	13,799	519	5.02%	11,432	490	5.71%
Total interest-earning assets/interest income	553,971	20,224	4.84%	509,954	19,013	4.94%
Noninterest-earning assets	61,652			53,350
Total assets	$615,623			$563,304
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$83,131	1,587	2.55%	$73,297	1,658	3.02%
Demand	136,660	1,662	1.63%	126,760	1,806	1.91%
Savings	102,934	1,144	1.49%	97,018	1,197	1.65%
Time deposits	34,874	823	3.15%	35,363	972	3.66%
Total interest-bearing deposits	357,599	5,216	1.95%	332,438	5,633	2.26%
Borrowed funds
Federal Home Loan Bank advances	27,935	833	3.93%	18,538	666	4.74%
Senior debt	37,952	1,464	5.15%	36,374	1,570	5.76%
Subordinated debt	4,430	172	5.18%	3,871	166	5.68%
Other	5,594	183	4.31%	6,594	213	4.26%
Total borrowed funds	75,911	2,652	4.64%	65,377	2,615	5.31%
Total interest-bearing liabilities/interest expense	433,510	7,868	2.42%	397,815	8,248	2.76%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	101,263			92,760
Accrued expenses and other liabilities	17,541			16,382
Equity	63,309			56,347
Total liabilities and equity	$615,623			$563,304
Interest rate spread			2.42%			2.18%
Impact of noninterest-bearing sources			0.53			0.61
Net interest income/margin		$12,356	2.95%		$10,765	2.79%

The PNC Financial Services Group, Inc. – Form 10-Q 39

(Continued from previous page)	Three months ended September 30
	2026			2025
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates (d)	Average Balances	Interest Income/ Expense	Average Yields/ Rates (d)
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$35,582	$348	3.92%	$34,752	$332	3.82%
U.S. Treasury and government agencies	27,886	278	3.96%	26,799	309	4.58%
Other	8,563	88	4.07%	8,293	81	3.91%
Total securities available-for-sale	72,031	714	3.95%	69,844	722	4.12%
Securities held-to-maturity
Residential mortgage-backed	53,623	485	3.62%	42,667	327	3.07%
U.S. Treasury and government agencies	17,575	74	1.67%	25,540	98	1.51%
Other	8,121	90	4.42%	6,384	70	4.35%
Total securities held-to-maturity	79,319	649	3.27%	74,591	495	2.65%
Total investment securities	151,350	1,363	3.59%	144,435	1,217	3.36%
Loans
Commercial and industrial	232,552	3,218	5.42%	195,903	2,894	5.78%
Commercial real estate	36,623	532	5.69%	30,850	477	6.06%
Consumer	54,704	973	7.06%	54,238	982	7.18%
Residential real estate	48,295	483	4.00%	44,941	422	3.75%
Total loans	372,174	5,206	5.50%	325,932	4,775	5.76%
Interest-earning deposits with banks	27,686	260	3.66%	35,003	388	4.34%
Other interest-earning assets	14,904	201	5.39%	12,759	177	5.51%
Total interest-earning assets/interest income	566,114	7,030	4.90%	518,129	6,557	4.99%
Noninterest-earning assets	62,772			53,404
Total assets	$628,886			$571,533
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$82,821	547	2.62%	$75,890	587	3.07%
Demand	135,951	570	1.66%	128,962	635	1.96%
Savings	105,192	395	1.49%	96,627	409	1.68%
Time deposits	36,012	287	3.15%	37,593	349	3.67%
Total interest-bearing deposits	359,976	1,799	1.98%	339,072	1,980	2.32%
Borrowed funds
Federal Home Loan Bank advances	37,595	378	3.94%	17,615	213	4.73%
Senior debt	38,278	497	5.19%	38,012	556	5.85%
Subordinated debt	4,541	60	5.26%	3,616	54	5.81%
Other	5,260	64	4.77%	7,070	76	4.19%
Total borrowed funds	85,674	999	4.62%	66,313	899	5.38%
Total interest-bearing liabilities/interest expense	445,650	2,798	2.49%	405,385	2,879	2.81%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	101,208			92,756
Accrued expenses and other liabilities	18,831			15,624
Equity	63,197			57,768
Total liabilities and equity	$628,886			$571,533
Interest rate spread			2.41%			2.18%
Impact of noninterest-bearing sources			0.53			0.61
Net interest income/margin		$4,232	2.94%		$3,678	2.79%
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
(b)Loan fees for the three months ended September 30, 2026 and 2025 were $48 million and $45 million, respectively. Loan fees for the nine months ended September 30, 2026 and 2025 were $146 million and $130 million, respectively.
(c)Interest income calculated as taxable-equivalent interest income. See Reconciliation of Taxable-Equivalent Net Interest Income in this Financial Review for more information.
(d)Yields and rates are calculated using the applicable annualized interest income or expense for each product, based on its contractual day-count convention (e.g., 30/360; actual/actual; actual/360), divided by the applicable average earning assets or interest-bearing liabilities. This approach accounts for differences in product conventions to reduce seasonal volatility in net interest margin.

40    The PNC Financial Services Group, Inc. – Form 10-Q

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
Table 35: Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) (a)

	Nine months ended		Three months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net interest income (GAAP)	$12,274	$10,679	$4,206	$3,648
Taxable-equivalent adjustments	82	86	26	30
Net interest income (non-GAAP)	$12,356	$10,765	$4,232	$3,678
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

Table 36: Reconciliation of Noninterest Expense Guidance, Excluding Integration Costs and Significant Items (non-GAAP) (a)(b)(c)

	Actual	Outlook
		Three months ended
	Three months ended September 30, 2026	December 31, 2026
Dollars in millions		Approximate % Change
Noninterest expense	$3,751	5%
Less incurred integration costs	(27)
Noninterest expense, excluding integration costs and significant items (non-GAAP)	$3,724	5%

	Actual	Outlook
Dollars in millions	Year ended December 31, 2025	Year ended December 31, 2026	Approximate % Change
Noninterest expense	$13,834		12.3%
Less incurred integration costs	—	$(245)
Less significant items:
PNC Foundation contribution expense	—	(140)
Total integration costs and significant items	$—	$(385)
Noninterest expense, excluding integration costs and significant items (non-GAAP)	$13,834		9.5%
(a)We believe Noninterest expense, excluding integration costs and significant items to be a useful tool for comparison of noninterest expense recognized during the normal course of business.
(b)The guidance range for noninterest expense, as adjusted for the three months ended December 31, 2026, excludes our expectation for $20 million of non-recurring merger and integration costs in the fourth quarter of 2026. Actual expenses may differ based on the timing, scope and execution of integration-related activities.
(c)The guidance range for noninterest expense, as adjusted for the full year of 2026, excludes an anticipated total of $300 million of integration costs, of which $261 million was recognized in the first nine months of 2026 ($245 million of noninterest expense and $16 million of noninterest income). Actual expenses may differ based on the timing, scope and execution of integration-related activities.
The PNC Financial Services Group, Inc. – Form 10-Q 41

Table 37: Reconciliation of Noninterest Income Guidance, Excluding Integration Costs and Significant Items (non-GAAP) (a)(b)

	Actual	Outlook
Dollars in millions	Year ended December 31, 2025	Year ended December 31, 2026	Approximate % Change
Noninterest income	$8,689		12.6%
Less incurred integration costs	—	$(16)
Less significant items:
Gain on Visa shares exchange program	—	459
Visa Class B-3 derivative adjustments	—	(121)
Loss on sale of securities (c)	—	(139)
Total integration costs and significant items	$—	$183
Noninterest income, excluding integration costs and significant items (non-GAAP)	$8,689		10.5%
(a)The guidance for noninterest income, as adjusted for the full year of 2026, excludes our expected non-recurring merger and integration costs for the fourth quarter of 2026. Actual costs may differ based on the timing, scope and execution of integration-related activities.
(b)1Q26 results include negative $32 million of Visa derivative adjustments and $28 million of net securities gains that are not included in these adjustments as significant items because they are not meaningful for comparison purposes.
(c)3Q26 results include a $1 million loss on sale of securities that is not included in these adjustments as a significant item because it is immaterial and its inclusion would not alter the 3Q26 after-tax impact of integration costs and significant items of $0.12 per common share.
Table 38: Reconciliation of Revenue Guidance, Excluding Integration Costs and Significant Items (non-GAAP) (a)(b)

	Actual	Outlook
Dollars in millions	Year ended December 31, 2025	Year ended December 31, 2026	Approximate % Change
Revenue	$23,099		14.5%
Less incurred integration costs	—	$(16)
Less significant items:
Gain on Visa shares exchange program	—	459
Visa Class B-3 derivative adjustments	—	(121)
Loss on sale of securities (c)	—	(139)
Total integration costs and significant items	$—	$183
Revenue, excluding integration costs and significant items (non-GAAP)	$23,099		13.7%
(a)The guidance for revenue, as adjusted for the full year of 2026, excludes our expected non-recurring merger and integration costs for the fourth quarter of 2026. Actual costs may differ based on the timing, scope and execution of integration-related activities.
(b)1Q26 results include negative $32 million of Visa derivative adjustments and $28 million of net securities gains that are not included in these adjustments as significant items because they are not meaningful for comparison purposes.
(c)3Q26 results include a $1 million loss on sale of securities that is not included in these adjustments as a significant item because it is immaterial and its inclusion would not alter the 3Q26 after-tax impact of integration costs and significant items of $0.12 per common share.

RECENT REGULATORY DEVELOPMENTS

Stress Testing

On September 30, 2026, the Federal Reserve issued two final rules: the Enhanced Transparency Rule, which is intended to enhance the transparency of its stress testing process, and the SCB Averaging Rule, which is intended to reduce volatility in the SCB requirement applicable to firms such as PNC based on their supervisory stress test results.

Under the Enhanced Transparency Rule, the Federal Reserve will annually publish comprehensive documentation on its stress test models and seek public comment on stress test scenarios and any material model changes. The Federal Reserve also provided additional information regarding its scenario design framework and the macroeconomic variables that will be used in stress testing. The rule also revises the annual stress test calendar by moving the deadline for firms to submit their capital plans from April 5 to April 30 and the deadline for the Federal Reserve to provide final SCB requirements from August 31 to September 30. Firms will be required to comply with their new SCBs on January 1 of the following year, rather than October 1 of the year in which the stress test occurs. In addition, the Federal Reserve requested public comment on proposed revisions to its noninterest income model that, if adopted, would replace the current model beginning with the 2027 stress test.

The SCB Averaging Rule amended the calculation of the SCB to reduce the volatility of the stress testing capital requirement. Effective January 1, 2029, the SCB will be calculated using the average of two consecutive supervisory stress test results. PNC will remain subject to its current 2.5% minimum SCB until a new SCB requirement takes effect on January 1, 2028.

42    The PNC Financial Services Group, Inc. – Form 10-Q

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in our 2025 Form 10-K describes the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions, and such variations may significantly affect our reported results and financial position for the period or in future periods. See the Critical Accounting Estimates and Judgments section of our 2025 Form 10-K for additional information on these policies, which include the ACL, MSRs and fair value measurements. The following provides further detail on the estimates and judgments used in determining the ACL as of September 30, 2026.
Allowance for Credit Losses
The economic scenarios used for the period ended September 30, 2026 consider, among other factors, ongoing geopolitical conflicts, higher energy prices and the impacts of trade and fiscal policy on the U.S. economic outlook. Given these factors, growth is expected to remain steady in the coming quarters. While recession risks remain elevated, our most likely expectation is that the U.S. economy avoids a recession. We believe the economic scenarios appropriately reflect the distribution of potential economic outcomes.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at September 30, 2026 and December 31, 2025.

Table 39: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of September 30, 2026
	2026	2027	2028
U.S. real GDP (a)	1.7%	0.8%	2.1%
U.S. unemployment rate (b)	4.4%	5.0%	4.8%
	Assumptions as of December 31, 2025
	2026	2027	2028
U.S. real GDP (a)	0.5%	2.0%	2.0%
U.S. unemployment rate (b)	5.1%	4.9%	4.4%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31, 2026, 2027 and 2028, respectively.
Real GDP growth is expected to end 2026 at 1.7% on a weighted average basis, up from the 0.5% assumed at December 31, 2025. Growth declines in 2027, troughing at 0.6% in the third quarter, before increasing to 2.1% in 2028. Unemployment is expected to increase moderately in the upcoming quarters. The weighted-average unemployment rate will end 2026 at 4.4%, peaking at 5.1% in the first quarter of 2028, before improving to 4.8% by the end of 2028.

Qualitative Component
Qualitative factors may include, but are not limited to, inherent forecasting limitations, model imprecision, timing of available information, and/or emerging and ongoing credit risks. At September 30, 2026, the qualitative framework considers PNC’s view of the current state of the economy, which primarily reflects downside risks related to the macroeconomic and geopolitical environment, stress on consumers and the continued uncertainty due to the fundamental change in office demand.

See the following for additional information related to our ACL:
•Allowance for Credit Losses in the Credit Risk Management section of this Financial Review, and
•Note 3 Investment Securities and Note 4 Loans and Related Allowance for Credit Losses in this Report.

The PNC Financial Services Group, Inc. – Form 10-Q 43

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

ITEM 4. CONTROLS AND PROCEDURES

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2026, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2026, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
44    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2026	2025	2026	2025
Interest Income
Loans	$5,187	$4,751	$14,965	$13,832
Investment securities	1,356	1,211	3,821	3,486
Other	461	565	1,356	1,609
Total interest income	7,004	6,527	20,142	18,927
Interest Expense
Deposits	1,799	1,980	5,216	5,633
Borrowed funds	999	899	2,652	2,615
Total interest expense	2,798	2,879	7,868	8,248
Net interest income	4,206	3,648	12,274	10,679
Noninterest Income
Asset management and brokerage	447	404	1,307	1,186
Capital markets and advisory	433	432	1,473	1,059
Card and cash management	769	737	2,279	2,166
Lending and deposit services	358	335	1,044	968
Residential and commercial mortgage	135	161	397	423
Other income
Gains related to Visa share exchange	11	—	459	—
Securities gains (losses)	(1)	—	(112)	(2)
Other	204	198	481	549
Total other income	214	198	828	547
Total noninterest income	2,356	2,267	7,328	6,349
Total revenue	6,562	5,915	19,602	17,028
Provision For Credit Losses	189	167	590	640
Noninterest Expense
Personnel	2,031	1,970	6,410	5,749
Occupancy	262	235	776	715
Equipment	435	416	1,285	1,194
Marketing	106	93	303	277
Other	917	747	2,843	2,296
Total noninterest expense	3,751	3,461	11,617	10,231
Income before income taxes and noncontrolling interests	2,622	2,287	7,395	6,157
Income taxes	525	465	1,471	1,193
Net income	2,097	1,822	5,924	4,964
Less: Net income attributable to noncontrolling interests	16	14	43	48
Preferred stock dividends	73	71	231	225
Preferred stock discount accretion and redemptions	2	2	5	6
Net income attributable to common shareholders	$2,006	$1,735	$5,645	$4,685
Earnings Per Common Share
Basic	$4.98	$4.36	$13.92	$11.73
Diluted	$4.97	$4.35	$13.91	$11.72
Average Common Shares Outstanding
Basic	401	396	403	397
Diluted	401	396	403	397
See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Net income	$2,097	$1,822	$5,924	$4,964
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(1,731)	667	(1,781)	1,859
Net change in cash flow hedge derivatives	(1,382)	136	(2,270)	1,446
Pension and other postretirement benefit plan adjustments	1	1	3	(20)
Net change in Other	(1)	(2)	(5)	(5)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(3,113)	802	(4,053)	3,280
Income tax benefit (expense) related to items of other comprehensive income	761	(197)	989	(792)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(2,352)	605	(3,064)	2,488
Comprehensive income	(255)	2,427	2,860	7,452
Less: Comprehensive income attributable to noncontrolling interests	16	14	43	48
Comprehensive income attributable to PNC	$(271)	$2,413	$2,817	$7,404
See accompanying Notes to Consolidated Financial Statements.
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	September 30, 2026	December 31, 2025
In millions, except par value
Assets
Cash and due from banks	$5,755	$6,777
Interest-earning deposits with banks	24,670	32,936
Loans held-for-sale (a)	2,753	1,939
Investment securities – available-for-sale	67,175	68,135
Investment securities – held-to-maturity	79,195	70,105
Loans (a)	378,792	331,481
Allowance for loan and lease losses	(4,536)	(4,410)
Net loans	374,256	327,071
Equity investments	12,094	10,790
Mortgage servicing rights	4,049	3,659
Goodwill	13,317	10,959
Other (a)	44,552	41,201
Total assets	$627,816	$573,572
Liabilities
Deposits
Noninterest-bearing	$99,720	$91,748
Interest-bearing (b)	366,642	349,118
Total deposits	466,362	440,866
Borrowed funds
Federal Home Loan Bank advances	36,512	13,000
Senior debt	36,310	38,642
Subordinated debt	4,239	3,016
Other (b)	2,696	2,443
Total borrowed funds	79,757	57,101
Allowance for unfunded lending related commitments	850	818
Accrued expenses and other liabilities (b)	18,437	14,151
Total liabilities	565,406	512,936
Equity
Preferred stock (c)	—	—
Common stock ($5 par value, Authorized 800,000,000 shares, issued 557,291,841 and 543,497,966 shares)	2,786	2,717
Capital surplus	22,059	18,922
Retained earnings	66,715	63,266
Accumulated other comprehensive income (loss)	(6,472)	(3,408)
Common stock held in treasury at cost: 160,049,284 and 153,084,091 shares	(22,735)	(20,912)
Total shareholders’ equity	62,353	60,585
Noncontrolling interests	57	51
Total equity	62,410	60,636
Total liabilities and equity	$627,816	$573,572
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held-for-sale of $1.3 billion, Loans held-for-investment of $1.1 billion and Other assets of $0.1 billion at September 30, 2026. Comparable amounts at December 31, 2025 were $1.7 billion, $1.1 billion and $0.2 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Interest-bearing deposits of $7.6 billion, Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at September 30, 2026. Comparable amounts at December 31, 2025 were $3.6 billion, less than $0.1 billion and $0.1 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 47

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2026	2025
Operating Activities
Net income	$5,924	$4,964
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	590	640
Depreciation, amortization and accretion	300	273
Deferred income taxes (benefit)	191	(68)
Net losses on sales of securities	112	2
Changes in fair value of mortgage servicing rights	17	422
Gains related to Visa share exchange	(459)	—
Net change in
Trading securities and other short-term investments	867	(3,293)
Loans held-for-sale and related securitization activity	367	(248)
Other assets	(2,234)	2,645
Accrued expenses and other liabilities	(177)	(2,089)
Other operating activities, net	1,642	379
Net cash provided (used) by operating activities	$7,140	$3,627
Investing Activities
Sales
Securities available-for-sale	$17,482	$1,267
Loans	616	574
Repayments/maturities
Securities available-for-sale	6,020	5,639
Securities held-to-maturity	13,216	10,246
Purchases
Securities available-for-sale	(18,506)	(12,121)
Securities held-to-maturity	(18,666)	(5,182)
Loans	(1,828)	(1,592)
Net change in federal funds sold and resale agreements	253	(857)
Other changes in loans, net	(32,715)	(9,985)
Net cash paid for acquisition (a)	(80)	—
Other investing activities, net	(3,638)	(1,497)
Net cash provided (used) by investing activities	$(37,846)	$(13,508)
48    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Nine months ended September 30
	2026	2025
Financing Activities
Net change in
Noninterest-bearing deposits	$(1,921)	$(1,435)
Interest-bearing deposits	4,344	7,445
Federal funds purchased and repurchase agreements	38	96
Other borrowed funds	450	770
Sales/issuances
Federal Home Loan Bank advances	33,000	4,100
Senior debt	6,206	8,030
Subordinated debt	1,495	—
Common and treasury stock	63	61
Repayments/maturities
Federal Home Loan Bank advances	(10,900)	(10,000)
Senior debt	(6,950)	(2,750)
Subordinated debt	(71)	(700)
Acquisition of treasury stock	(1,984)	(932)
Preferred stock cash dividends paid	(231)	(225)
Common stock cash dividends paid	(2,196)	(1,959)
Other financing activities, net	75	—
Net cash provided (used) by financing activities	$21,418	$2,501
Net Increase (Decrease) In Cash, Cash Equivalents And Restricted Cash	$(9,288)	$(7,380)
Cash, cash equivalents and restricted cash at beginning of period	39,713	46,251
Cash, cash equivalents and restricted cash at end of period (b)	$30,425	$38,871
Supplemental Disclosures (c)
Interest paid	$7,871	$8,312
Leased assets obtained in exchange for new operating lease liabilities	$645	$229
Non-cash Investing And Financing Items
Transfer from loans to loans held-for-sale, net	$1,432	$236
Transfer from loans to foreclosed assets	$43	$36
Common stock issuances for acquisition	$2,943	$—
Preferred stock issuances for acquisition	$119	$—
(a)Cash paid to acquire FirstBank was $1,238 million. The amount of $80 million represents the cash paid for the acquisition less $162 million in Cash and due from banks and $996 million in Interest-earning deposits with banks acquired from FirstBank. See Note 2 Acquisition Activity for more detailed information on the FirstBank acquisition.
(b)Includes restricted cash at end of period of $752 million and $843 million for the nine months ended September 30, 2026 and 2025, respectively.
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

On January 5, 2026, we acquired FirstBank Holding Company, including its banking subsidiary, FirstBank. Our results for the three and nine months ended September 30, 2026 reflect FirstBank’s acquired business operations for the period since the acquisition closed on January 5, 2026, and our balance sheet at September 30, 2026 includes FirstBank balances. See Note 2 Acquisition Activity for additional information on this acquisition.

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

Loans
Effective January 1, 2026, we updated our defined loan classes (classes of financing receivables) as follows: (i) equipment lease financing loans were reclassified to the commercial and industrial loan class based on similarities in the manner in which credit risk is monitored and assessed within these portfolios, as well as materiality considerations, and (ii) education loans were reclassified to the other consumer loan class based on materiality considerations. All impacted disclosures have been updated accordingly, and prior periods have been adjusted to conform with the current presentation.

During the third quarter of 2026, we transferred our $1.4 billion education loan portfolio to Loans held-for-sale at the lower of amortized cost or fair value (determined in the aggregate) and incurred $35 million in charge-offs upon transfer.

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
50    The PNC Financial Services Group, Inc. – Form 10-Q

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
• Requires entities to evaluate whether loans acquired in an asset acquisition (or initially recognized through the consolidation of a VIE) are deemed “seasoned”. A loan is seasoned if it was purchased more than 90 days after origination and the acquirer was not involved in the origination of the loan. All loans (excluding credit cards) that are acquired without credit deterioration through a business combination are deemed “seasoned”.
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

The PNC Financial Services Group, Inc. – Form 10-Q 51

PNC incurred total integration costs of $36 million for the three months ended September 30, 2026, of which $27 million was reflected in expenses and $9 million was reflected in revenue. For the nine months ended September 30, 2026, PNC incurred $261 million in total integration costs, of which $245 million was reflected in expenses and $16 million was reflected in revenue. These costs were primarily within personnel, advisory and legal expense.
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

The PNC Financial Services Group, Inc. – Form 10-Q 53

Purchased Loan Activity
Under CECL, PNC is required to determine whether purchased loans held-for-investment have experienced more-than-insignificant deterioration in credit quality since origination. PNC considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality, or PCD, including but not limited to nonperforming status, delinquency, risk ratings, FDM classification, and other qualitative factors that indicate deterioration in credit quality since origination. PNC established the initial ACL for PCD loans through an adjustment to FirstBank loan balances as part of the purchase accounting mark. In accordance with GAAP, there was no carryover of the ACL that had been previously recorded by FirstBank. The following table presents PCD loans as of January 5, 2026. The non-credit discount is accreted through Interest income using the effective interest rate method over the contractual life of the loan.

Table 42: PCD Loan Activity

January 5, 2026
In millions
Principal balance	$415
ACL at acquisition	(93)
Non-credit discount	(11)
Purchase price	$311
On January 1, 2026, we adopted ASU 2025-08 and established the initial ACL for PSLs through an adjustment to FirstBank loan balances as part of the purchase accounting mark. The non-credit discount is accreted through Interest income using the effective interest rate method over the contractual life of the loan. In a business combination, all loans acquired that are not identified as PCD are classified as “seasoned,” or PSLs, with the exception of credit cards. The following table presents PSL activity as of January 5, 2026.

Table 43: PSL Activity

January 5, 2026
In millions
Principal balance	$15,720
ACL at acquisition	(229)
Non-credit discount	(672)
Purchase price	$14,819

For additional information on our adoption of ASU 2025-08, see Note 1 Accounting Policies.

54    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 3 INVESTMENT SECURITIES
The following table summarizes our available-for-sale and held-to-maturity portfolios by major security type:
Table 44: Investment Securities Summary (a) (b)

	September 30, 2026				December 31, 2025
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury and government agencies	$25,887	$70	$(579)	$25,378	$29,022	$188	$(313)	$28,897
Residential mortgage-backed
Agency	35,088	4	(3,333)	31,759	32,429	176	(1,942)	30,663
Non-agency	405	95	(5)	495	442	110	(4)	548
Commercial mortgage-backed
Agency	3,948	—	(151)	3,797	3,395	43	(66)	3,372
Non-agency	156	—	(2)	154	256	—	(4)	252
Asset-backed	3,103	22	(27)	3,098	2,247	50	—	2,297
Other	2,554	42	(102)	2,494	2,106	54	(54)	2,106
Total securities available-for-sale	$71,141	$233	$(4,199)	$67,175	$69,897	$621	$(2,383)	$68,135
Securities Held-to-Maturity
U.S. Treasury and government agencies	$14,542	$—	$(532)	$14,010	$21,537	$25	$(318)	$21,244
Residential mortgage-backed
Agency	56,396	—	(5,234)	51,162	42,599	279	(2,155)	40,723
Non-agency	210	—	(26)	184	222	—	(11)	211
Commercial mortgage-backed
Agency	4,604	—	(207)	4,397	1,091	16	(7)	1,100
Non-agency	126	2	—	128	328	3	(1)	330
Asset-backed	951	6	(10)	947	1,840	46	(6)	1,880
Other	2,366	1	(149)	2,218	2,488	34	(31)	2,491
Total securities held-to-maturity (d)	$79,195	$9	$(6,158)	$73,046	$70,105	$403	$(2,529)	$67,979
(a) At September 30, 2026, the accrued interest associated with our available-for-sale and held-to-maturity portfolios totaled $278 million and $253 million, respectively. The comparable amounts at December 31, 2025 were $348 million and $219 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both September 30, 2026 and December 31, 2025.
(c) Amortized cost is presented net of allowance of $61 million for securities available-for-sale, primarily related to non-agency commercial mortgage-backed securities, and $4 million for securities held-to-maturity at September 30, 2026. Comparable amounts at December 31, 2025 were $61 million and $5 million, respectively.
(d) Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of the transfer. The amortized cost of held-to-maturity securities included net unrealized losses of $2.2 billion at September 30, 2026 related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2025 was $2.7 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available-for-sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held-to-maturity are carried at amortized cost, net of any allowance. Investment securities at September 30, 2026 included $1.3 billion of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount at September 30, 2025 was $0.4 billion of net unsettled purchases.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At September 30, 2026, the allowance for investment securities was $65 million and primarily related to non-agency commercial mortgage-backed securities in the available-for-sale portfolio. The comparable amount at December 31, 2025 was $66 million. See Note 1 Accounting Policies in our 2025 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At September 30, 2026, AOCI included pre-tax losses of $225 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 45 presents the gross unrealized losses and fair value of securities available-for-sale that do not have an associated allowance for investment securities at September 30, 2026 and December 31, 2025. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that
The PNC Financial Services Group, Inc. – Form 10-Q 55

the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of September 30, 2026, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 45: Gross Unrealized Loss and Fair Value of Securities Available-for-Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2026
U.S. Treasury and government agencies	$(302)	$11,569	$(277)	$1,327	$(579)	$12,896
Residential mortgage-backed
Agency	(686)	17,476	(2,647)	13,832	(3,333)	31,308
Non-agency	—	—	(1)	27	(1)	27
Commercial mortgage-backed
Agency	(57)	2,220	(94)	1,469	(151)	3,689
Non-agency	—	—	(2)	69	(2)	69
Asset-backed	(27)	2,374	—	—	(27)	2,374
Other	(31)	1,001	(57)	1,113	(88)	2,114
Total securities available-for-sale	$(1,103)	$34,640	$(3,078)	$17,837	$(4,181)	$52,477
December 31, 2025
U.S. Treasury and government agencies	$(1)	$103	$(312)	$1,427	$(313)	$1,530
Residential mortgage-backed
Agency	(4)	541	(1,938)	17,383	(1,942)	17,924
Non-agency	—	—	(1)	24	(1)	24
Commercial mortgage-backed
Agency	—	—	(66)	1,572	(66)	1,572
Non-agency	—	—	(4)	167	(4)	167
Asset-backed	—	—	—	—	—	—
Other	—	—	(43)	1,518	(43)	1,518
Total securities available-for-sale	$(5)	$644	$(2,364)	$22,091	$(2,369)	$22,735

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 46: Gains (Losses) on Sales of Securities Available-for-Sale

Nine months ended September 30 In millions
	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2026	$60	$(172)	$(112)	$(24)
2025	$2	$(4)	$(2)	$—

56    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2026:
Table 47: Contractual Maturity of Debt Securities

September 30, 2026 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available-for-Sale
U.S. Treasury and government agencies	$1,006	$20,545	$2,021	$2,315	$25,887
Residential mortgage-backed
Agency	1	531	2,286	32,270	35,088
Non-agency	—	—	194	211	405
Commercial mortgage-backed
Agency	261	1,356	169	2,162	3,948
Non-agency	—	79	55	22	156
Asset-backed	3	2,089	336	675	3,103
Other	533	1,194	261	566	2,554
Total securities available-for-sale at amortized cost	$1,804	$25,794	$5,322	$38,221	$71,141
Fair value	$1,794	$25,448	$5,186	$34,747	$67,175
Weighted-average yield, GAAP basis (a)	3.66%	4.12%	3.72%	3.96%	3.99%
Securities Held-to-Maturity
U.S. Treasury and government agencies	$2,803	$10,395	$476	$868	$14,542
Residential mortgage-backed
Agency	—	16	4,110	52,270	56,396
Non-agency	—	—	—	210	210
Commercial mortgage-backed
Agency	—	3,559	425	620	4,604
Non-agency	—	—	—	126	126
Asset-backed	14	27	447	463	951
Other	196	549	251	1,370	2,366
Total securities held-to-maturity at amortized cost	$3,013	$14,546	$5,709	$55,927	$79,195
Fair value	$3,004	$13,996	$5,300	$50,746	$73,046
Weighted-average yield, GAAP basis (a)	1.86%	2.36%	2.48%	3.78%	3.35%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings and unused borrowing capacity:
Table 48: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30, 2026	December 31, 2025
Pledged to others	$59,174	$61,230
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,235	$759
Permitted amount repledged to others	$1,235	$759

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
We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to address operating environment changes such as inflation levels, industry specific risks, interest rate levels, the level of consumer savings and deposit balances and structural and secular changes. We offer loan modifications and collection programs to assist our customers and mitigate losses.

58    The PNC Financial Services Group, Inc. – Form 10-Q

Table 49 presents the composition and delinquency status of our loan portfolio at September 30, 2026 and December 31, 2025. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.

Table 49: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (c)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
September 30, 2026
Commercial
Commercial and industrial	$239,016	$106	$85	$69	$260	$755	$—	$240,031
Commercial real estate	36,284	11	102	4	117	559	—	36,960
Total commercial	275,300	117	187	73	377	1,314	—	276,991
Consumer
Residential real estate	46,925	278	98	232	608	319	174	48,026
Home equity	25,695	60	27	—	87	465	33	26,280
Automobile	15,182	60	16	6	82	81	—	15,345
Credit card	7,387	42	29	57	128	12	—	7,527
Other consumer	4,601	8	5	6	19	3	—	4,623
Total consumer	99,790	448	175	301	924	880	207	101,801
Total	$375,090	$565	$362	$374	$1,301	$2,194	$207	$378,792
Percentage of total loans	99.02%	0.15%	0.10%	0.10%	0.34%	0.58%	0.05%	100.00%
December 31, 2025
Commercial
Commercial and industrial	$201,772	$182	$103	$57	$342	$784	$—	$202,898
Commercial real estate	28,879	14	98	—	112	574	—	29,565
Total commercial	230,651	196	201	57	454	1,358	—	232,463
Consumer
Residential real estate	42,687	243	101	209	553	320	200	43,760
Home equity	25,365	70	30	—	100	439	37	25,941
Automobile	16,411	74	18	5	97	83	—	16,591
Credit card	6,859	45	32	65	142	13	—	7,014
Other consumer	5,610	32	21	44	97	5	—	5,712
Total consumer	96,932	464	202	323	989	860	237	99,018
Total	$327,583	$660	$403	$380	$1,443	$2,218	$237	$331,481
Percentage of total loans	98.82%	0.20%	0.12%	0.11%	0.44%	0.67%	0.07%	100.00%
(a)Amounts in table represent loans held-for-investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.4 billion and $1.3 billion at September 30, 2026 and December 31, 2025, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed residential real estate loans totaling $0.3 billion at both September 30, 2026 and December 31, 2025.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $1.7 billion and $1.1 billion at September 30, 2026 and December 31, 2025, respectively.
(f)Collateral dependent loans totaled $1.4 billion and $1.5 billion at September 30, 2026 and December 31, 2025, respectively.
At September 30, 2026, we pledged unpaid principal balances in the amounts of $73.4 billion of commercial and consumer loans to the FRB and $88.7 billion of secured real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2025 were $55.0 billion and $80.6 billion, respectively.
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO, foreclosed and other assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is generally not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans; however, when nonaccrual criteria are met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies in our 2025 Form 10-K for additional information on our nonperforming loan and lease policies.

The PNC Financial Services Group, Inc. – Form 10-Q 59

The following table presents our nonperforming assets as of September 30, 2026 and December 31, 2025:
Table 50: Nonperforming Assets

Dollars in millions	September 30, 2026	December 31, 2025
Nonperforming loans
Commercial	$1,314	$1,358
Consumer (a)	880	860
Total nonperforming loans (b)	2,194	2,218
OREO, foreclosed and other assets	131	143
Total nonperforming assets	$2,325	$2,361
Nonperforming loans to total loans	0.58%	0.67%
Nonperforming assets to total loans, OREO, foreclosed and other assets	0.61%	0.71%
Nonperforming assets to total assets	0.37%	0.41%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.7 billion and $0.6 billion at September 30, 2026 and December 31, 2025, respectively. This primarily includes loans with a fair value of collateral that exceeds the amortized cost basis.

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
60    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit quality indicators for our commercial loan classes:
Table 51: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
September 30, 2026 In millions	2026		2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$32,991		$29,746	$12,927	$8,928	$11,340	$14,865	$121,583	$75	$232,455
Criticized	199		718	831	475	595	579	4,131	48	7,576
Total commercial and industrial loans	33,190		30,464	13,758	9,403	11,935	15,444	125,714	123	240,031
Gross charge-offs (b)	26	(c)	24	33	63	32	34	161	28	401
Commercial real estate
Pass Rated	7,879		4,514	2,347	2,590	4,916	8,435	888	—	31,569
Criticized	3		195	541	1,064	1,659	1,913	16	—	5,391
Total commercial real estate loans	7,882		4,709	2,888	3,654	6,575	10,348	904	—	36,960
Gross charge-offs (b)	—		9	1	15	—	48	3	—	76
Total commercial loans	$41,072		$35,173	$16,646	$13,057	$18,510	$25,792	$126,618	$123	$276,991
Total commercial gross charge-offs (d)	$26		$33	$34	$78	$32	$82	$164	$28	$477

	Term Loans by Origination Year
December 31, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$35,176		$16,478	$10,180	$13,815	$4,139	$12,757	$101,222	$125	$193,892
Criticized	559		896	574	1,181	333	510	4,838	115	9,006
Total commercial and industrial loans	35,735		17,374	10,754	14,996	4,472	13,267	106,060	240	202,898
Gross charge-offs (b)	45	(c)	48	82	28	11	18	131	31	394
Commercial real estate
Pass Rated	3,169		2,395	3,080	5,215	1,324	7,686	610	—	23,479
Criticized	221		571	1,467	1,637	287	1,899	4	—	6,086
Total commercial real estate loans	3,390		2,966	4,547	6,852	1,611	9,585	614	—	29,565
Gross charge-offs (b)	5		1	1	—	7	100	—	2	116
Total commercial loans	$39,125		$20,340	$15,301	$21,848	$6,083	$22,852	$106,674	$240	$232,463
Total commercial gross charge-offs	$50		$49	$83	$28	$18	$118	$131	$33	$510
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of September 30, 2026 and December 31, 2025.
(b)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(c)Includes charge-offs of deposit overdrafts.
(d)Excludes acquired commercial gross charge-offs that primarily represent the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.

Consumer Loan Classes
See Note 3 Loans and Related Allowance for Credit Losses in our 2025 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

The PNC Financial Services Group, Inc. – Form 10-Q 61

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 52: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
September 30, 2026 In millions	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$2	$49	$50	$50	$67	$126	$—	$—	$344
Greater than or equal to 80% to 100%	473	454	279	340	806	605	—	—	2,957
Less than 80%	1,434	2,001	1,583	3,081	8,662	27,348	—	—	44,109
No LTV available	1	—	—	—	—	11	—	—	12
Government insured or guaranteed loans	—	3	8	29	32	532	—	—	604
Total residential real estate loans	$1,910	$2,507	$1,920	$3,500	$9,567	$28,622	$—	$—	$48,026
Updated FICO scores
Greater than or equal to 780	$1,164	$1,746	$1,321	$2,467	$7,561	$20,661	$—	$—	$34,920
720 to 779	597	534	393	567	1,281	4,236	—	—	7,608
660 to 719	119	147	137	189	458	1,658	—	—	2,708
Less than 660	17	44	37	129	166	984	—	—	1,377
No FICO score available (a)	13	33	24	119	69	551	—	—	809
Government insured or guaranteed loans	—	3	8	29	32	532	—	—	604
Total residential real estate loans	$1,910	$2,507	$1,920	$3,500	$9,567	$28,622	$—	$—	$48,026
Gross charge-offs (b) (c)	$—	$—	$—	$—	$1	$2	$—	$—	$3
Home equity (d)
Current estimated LTV ratios
Greater than 100%	$2	$1	$1	$—	$—	$19	$471	$391	$885
Greater than or equal to 80% to 100%	16	4	3	3	2	45	1,566	1,507	3,146
Less than 80%	85	26	19	19	16	3,431	8,179	10,443	22,218
No LTV available	23	—	—	—	—	1	4	3	31
Total home equity loans	$126	$31	$23	$22	$18	$3,496	$10,220	$12,344	$26,280
Updated FICO scores
Greater than or equal to 780	$41	$15	$9	$7	$8	$2,275	$6,050	$5,823	$14,228
720 to 779	19	9	6	6	4	646	2,671	2,966	6,327
660 to 719	7	5	6	5	3	329	1,278	2,015	3,648
Less than 660	1	2	2	4	3	244	216	1,510	1,982
No FICO score available (a)	58	—	—	—	—	2	5	30	95
Total home equity loans	$126	$31	$23	$22	$18	$3,496	$10,220	$12,344	$26,280
Gross charge-offs (b) (c)	$—	$—	$—	$—	$—	$1	$13	$17	$31
62    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2025 In millions	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$7	$24	$74	$70	$55	$51	$—	$—	$281
Greater than or equal to 80% to 100%	534	290	342	707	447	223	—	—	2,543
Less than 80%	1,594	1,466	3,332	8,003	13,210	12,694	—	—	40,299
No LTV available	—	—	—	—	9	2	—	—	11
Government insured or guaranteed loans	—	6	26	27	20	547	—	—	626
Total residential real estate loans	$2,135	$1,786	$3,774	$8,807	$13,741	$13,517	$—	$—	$43,760
Updated FICO scores
Greater than or equal to 780	$1,337	$1,325	$2,748	$7,065	$11,095	$8,644	$—	$—	$32,214
720 to 779	661	354	568	1,206	1,837	2,225	—	—	6,851
660 to 719	117	86	192	394	543	978	—	—	2,310
Less than 660	19	15	134	109	181	751	—	—	1,209
No FICO score available (a)	1	—	106	6	65	372	—	—	550
Government insured or guaranteed loans	—	6	26	27	20	547	—	—	626
Total residential real estate loans	$2,135	$1,786	$3,774	$8,807	$13,741	$13,517	$—	$—	$43,760
Gross charge-offs (b)	$—	$1	$1	$3	$2	$1	$—	$—	$8
Home equity (e)
Current estimated LTV ratios
Greater than 100%	$—	$—	$—	$—	$1	$24	$422	$422	$869
Greater than or equal to 80% to 100%	—	—	—	—	5	45	1,342	1,562	2,954
Less than 80%	—	—	—	—	125	3,772	7,572	10,649	22,118
Total home equity loans	$—	$—	$—	$—	$131	$3,841	$9,336	$12,633	$25,941
Updated FICO scores
Greater than or equal to 780	$—	$—	$—	$—	$86	$2,465	$5,423	$5,967	$13,941
720 to 779	—	—	—	—	29	737	2,504	3,063	6,333
660 to 719	—	—	—	—	11	372	1,200	2,077	3,660
Less than 660	—	—	—	—	5	265	207	1,496	1,973
No FICO score available (a)	—	—	—	—	—	2	2	30	34
Total home equity loans	$—	$—	$—	$—	$131	$3,841	$9,336	$12,633	$25,941
Gross charge-offs (b)	$—	$—	$—	$—	$—	$—	$13	$22	$35
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
(c)Excludes acquired consumer gross charge-offs that primarily represent the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.
(d)Amounts as of September 30, 2026 include home equity installment loans acquired from FirstBank, which are reflected in the table based on the date the loan was originated.
(e)New originations consisted only of revolving home equity lines of credit for vintage years 2022 through 2025.

The PNC Financial Services Group, Inc. – Form 10-Q 63

Automobile, Credit Card and Other Consumer
The following table presents credit quality indicators for our automobile, credit card and other consumer loan classes:

Table 53: Credit Quality Indicators for Automobile, Credit Card and Other Consumer Loan Classes

	Term Loans by Origination Year
September 30, 2026 In millions	2026		2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$2,274		$2,947	$1,381	$641	$342	$178	$—	$—	$7,763
720 to 779	1,282		1,686	774	368	176	85	—	—	4,371
660 to 719	525		751	442	239	111	54	—	—	2,122
Less than 660	105		308	290	214	106	66	—	—	1,089
Total automobile loans	$4,186		$5,692	$2,887	$1,462	$735	$383	$—	$—	$15,345
Gross charge-offs (a)	$3		$27	$24	$19	$8	$7	$—	$—	$88
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,305	$1	$2,306
720 to 779	—		—	—	—	—	—	2,057	6	2,063
660 to 719	—		—	—	—	—	—	2,010	18	2,028
Less than 660	—		—	—	—	—	—	966	49	1,015
No FICO score available or required (b)	—		—	—	—	—	—	113	2	115
Total credit card loans	$—		$—	$—	$—	$—	$—	$7,451	$76	$7,527
Gross charge-offs (a) (c)	$—		$—	$—	$—	$—	$—	$192	$28	$220
Other consumer
Updated FICO scores
Greater than or equal to 780	$183		$165	$73	$31	$10	$3	$33	$—	$498
720 to 779	207		184	83	30	10	3	60	—	577
660 to 719	148		149	75	27	10	2	64	—	475
Less than 660	27		52	34	13	7	3	36	—	172
No FICO score available or required (b)	1		—	—	—	—	—	—	—	1
Total loans using FICO credit metric	566		550	265	101	37	11	193	—	1,723
Other internal credit metrics	2		—	2	29	7	91	2,759	10	2,900
Total other consumer loans	$568		$550	$267	$130	$44	$102	$2,952	$10	$4,623
Gross charge-offs (a) (c) (d)	$105	(d)	$16	$16	$8	$5	$9	$7	$—	$166

64    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2025 In millions	2025		2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO Scores
Greater than or equal to 780	$4,241		$1,991	$1,022	$608	$387	$85	$—	$—	$8,334
720 to 779	2,394		1,216	609	322	178	52	—	—	4,771
660 to 719	883		668	387	199	104	39	—	—	2,280
Less than 660	236		352	292	167	100	59	—	—	1,206
Total automobile loans	$7,754		$4,227	$2,310	$1,296	$769	$235	$—	$—	$16,591
Gross charge-offs (a)	$9		$38	$39	$20	$11	$13	$—	$—	$130
Credit card
Updated FICO scores
Greater than or equal to 780	$—		$—	$—	$—	$—	$—	$2,199	$1	$2,200
720 to 779	—		—	—	—	—	—	1,903	6	1,909
660 to 719	—		—	—	—	—	—	1,813	17	1,830
Less than 660	—		—	—	—	—	—	922	55	977
No FICO score available or required (b)	—		—	—	—	—	—	96	2	98
Total credit card loans	$—		$—	$—	$—	$—	$—	$6,933	$81	$7,014
Gross charge-offs (a)	$—		$—	$—	$—	$—	$—	$280	$40	$320
Other consumer
Updated FICO scores
Greater than or equal to 780	$301		$168	$108	$93	$39	$282	$34	$—	$1,025
720 to 779	324		175	90	58	20	98	64	—	829
660 to 719	230		133	62	38	10	44	70	—	587
Less than 660	48		45	27	20	6	22	37	—	205
No FICO score available or required (b)	5		5	3	1	—	—	—	—	14
Total loans using FICO credit metric	908		526	290	210	75	446	205	—	2,660
Other internal credit metrics	6		5	18	7	10	703	2,296	7	3,052
Total other consumer loans	$914		$531	$308	$217	$85	$1,149	$2,501	$7	$5,712
Gross charge-offs (a)	$81	(d)	$24	$24	$14	$5	$14	$10	$1	$173
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
(c)Excludes acquired consumer gross charge-offs that primarily represent the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.
(d)Includes charge-offs of deposit overdrafts. September 30, 2026 amounts also include $35 million in charge-offs related to the third quarter transfer of our education loan portfolio to Loans held-for-sale.

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

The following table presents the amortized cost basis, as of the period end date, of commercial FDMs granted during the three and nine months ended September 30, 2026 and 2025:

Table 54: Commercial FDMs (a) (b)

Three months ended September 30 Dollars in millions	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Payment Delay and Term Extension	Interest Rate Reduction, Payment Delay and Term Extension	Other	Total	% of Loan Class
2026
Commercial and industrial	$512	$64	$47	$24	$—	$118	$765	0.32%
Commercial real estate	547	36	—	—	—	—	583	1.58%
Total commercial	$1,059	$100	$47	$24	$—	$118	$1,348	0.49%
2025
Commercial and industrial	$452	$47	$23	$26	$—	$105	$653	0.34%
Commercial real estate	214	29	27	—	—	—	270	0.89%
Total commercial	$666	$76	$50	$26	$—	$105	$923	0.41%

Nine months ended September 30 Dollars in millions	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Payment Delay and Term Extension	Interest Rate Reduction, Payment Delay and Term Extension	Other	Total	% of Loan Class
2026
Commercial and industrial	$949	$101	$49	$45	$—	$149	$1,293	0.54%
Commercial real estate	1,384	23	—	68	—	—	1,475	3.99%
Total commercial	$2,333	$124	$49	$113	$—	$149	$2,768	1.00%
2025
Commercial and industrial	$1,009	$63	$25	$45	$12	$142	$1,296	0.68%
Commercial real estate	604	29	27	—	—	14	674	2.23%
Total commercial	$1,613	$92	$52	$45	$12	$156	$1,970	0.87%
(a)The unfunded lending related commitments on FDMs granted during the nine months ended September 30, 2026 and 2025 were $1.0 billion and $0.7 billion, respectively.
(b)Excludes the amortized cost basis of modified loans that were paid off, charged off or otherwise liquidated as of the period end date.

66    The PNC Financial Services Group, Inc. – Form 10-Q

Table 55 presents the weighted average financial effect of commercial FDMs granted during the three and nine months ended September 30, 2026 and 2025:

Table 55: Financial Effect of Commercial FDMs (a)

Three months ended September 30 Dollars in millions	2026		2025
	Amortized cost basis (b)	Financial effect	Amortized cost basis (b)	Financial effect
Weighted-average term extension (months)
Commercial and industrial	$583	18	$501	25
Commercial real estate	$547	12	$241	6
Interest rate reduction
Commercial and industrial	$49	0.38%	$23	3.41%
Commercial real estate	$—	—%	$27	1.04%
Weighted-average payment delay (months)
Commercial and industrial	$88	3	$73	2
Commercial real estate	$36	3	$29	6

Nine months ended September 30 Dollars in millions	2026		2025
	Amortized cost basis (b)	Financial effect	Amortized cost basis (b)	Financial effect
Weighted-average term extension (months)
Commercial and industrial	$1,043	19	$1,091	23
Commercial real estate	$1,452	15	$631	14
Interest rate reduction
Commercial and industrial	$51	0.51%	$37	2.57%
Commercial real estate	$—	—%	$27	1.04%
Weighted-average payment delay (months)
Commercial and industrial	$146	10	$120	6
Commercial real estate	$91	5	$29	6
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

After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of the period end date, of commercial FDMs granted during the twelve months preceding September 30, 2026 and 2025:

Table 56: Delinquency Status of Commercial FDMs (a) (b)

Twelve months ended September 30 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
2026
Commercial
Commercial and industrial	$1,538	$4	$—	$—	$334	$1,876
Commercial real estate	1,514	—	55	—	149	1,718
Total commercial	$3,052	$4	$55	$—	$483	$3,594
2025
Commercial
Commercial and industrial	$1,262	$3	$1	$—	$116	$1,382
Commercial real estate	662	1	—	—	223	886
Total commercial	$1,924	$4	$1	$—	$339	$2,268
(a)Represents amortized cost basis.
(b)Loans in our Payment Delay category are reported as past due in accordance with their contractual terms. Once contractually modified, these loans are reported as past due in accordance with their restructured terms.
We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Commercial loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the three and nine months ended September 30, 2026 were $61 million and $131 million, respectively. Comparable amounts at September 30, 2025 were $5 million and $110 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 67

The following table presents information about our consumer FDMs:

Table 57: Consumer FDMs (a)(b)

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2026	2025	2026	2025
Modifications by type (c)
Payment delay	$48	$73	$115	$135
Repayment plan	18	18	44	50
Other (d)	15	19	30	36
Total consumer	$81	$110	$189	$221
Percentage of portfolio segment	0.08%	0.11%	0.19%	0.22%
Financial effects (c) (e)
Weighted-average payment delay (months)	11	9	10	9

	Twelve months ended September 30, 2026
Dollars in millions	2026	2025
Delinquency status (f)
Current or less than 30 days past due	$54	$52
30-59 days past due	5	4
60-89 days past due	4	3
90 days or more past due	6	6
Nonperforming loans	163	180
Total	$232	$245
(a)Represents amortized cost basis.
(b)The unfunded lending related commitments on consumer FDMs granted were immaterial during the three and nine months ended September 30, 2026 and 2025.
(c)Excludes the amortized cost basis and financial effect of modified loans that were paid off, charged off or otherwise liquidated as of the period end date.
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

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Consumer loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the three and nine months ended September 30, 2026 were $37 million and $88 million, respectively. Comparable amounts at September 30, 2025 were $21 million and $69 million, respectively.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Allowance for Credit Losses

We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies in our 2025 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:

Table 58: Rollforward of Allowance for Credit Losses

	Three months ended September 30						Nine months ended September 30
	2026			2025			2026			2025
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,254	$1,398	$4,652	$3,230	$1,293	$4,523	$3,089	$1,321	$4,410	$3,148	$1,338	$4,486
Acquisition PCD reserves	—	—	—	—	—	—	53	40	93	—	—	—
Acquisition PSL reserves	—	—	—	—	—	—	184	45	229	—	—	—
Beginning balance, adjusted	3,254	1,398	4,652	3,230	1,293	4,523	3,326	1,406	4,732	3,148	1,338	4,486
Charge-offs	(164)	(188)	(352)	(116)	(168)	(284)	(477)	(508)	(985)	(410)	(510)	(920)
Recoveries	36	59	95	44	61	105	110	184	294	152	186	338
Acquired loan charge-offs (a)	—	—	—	—	—	—	(10)	(35)	(45)	—	—	—
Net (charge-offs)	(128)	(129)	(257)	(72)	(107)	(179)	(377)	(359)	(736)	(258)	(324)	(582)
Provision for credit losses	65	76	141	23	113	136	246	296	542	282	285	567
Other	—	—	—	(3)	1	(2)	(4)	2	(2)	6	1	7
Ending balance	$3,191	$1,345	$4,536	$3,178	$1,300	$4,478	$3,191	$1,345	$4,536	$3,178	$1,300	$4,478
Allowance for unfunded lending related commitments (b)
Beginning balance	$670	$139	$809	$616	$143	$759	$681	$137	$818	$580	$139	$719
Provision for (recapture of) credit losses	24	16	40	18	(2)	16	13	21	34	52	2	54
Other	—	1	1	(1)	1	—	—	(2)	(2)	1	1	2
Ending balance	$694	$156	$850	$633	$142	$775	$694	$156	$850	$633	$142	$775
Allowance for credit losses at September 30 (c)	$3,885	$1,501	$5,386	$3,811	$1,442	$5,253	$3,885	$1,501	$5,386	$3,811	$1,442	$5,253
(a)Amounts for the nine months ended September 30, 2026 include $45 million attributable to FirstBank, which represents the charge-off of certain loans previously charged off by FirstBank, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.
(b)See Note 9 Commitments for additional information about the underlying commitments related to this allowance.
(c)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $103 million and $101 million at September 30, 2026 and 2025, respectively.
The ACL related to loans totaled $5.4 billion at September 30, 2026 and $5.2 billion at December 31, 2025. The increase was primarily driven by portfolio activity, including loan growth and the addition of FirstBank loans, as well as updates to macroeconomic factors.

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

The PNC Financial Services Group, Inc. – Form 10-Q 69

The following table provides our loan sale and servicing activities.
Table 59: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages
Three months ended September 30, 2026
Sales of loans and related securitization activity (a)	$911	$994
Repurchases of previously transferred loans (b)	$27	$2
Servicing fees (c)	$141	$51
Servicing advances recovered/(funded), net	$(10)	$(3)
Cash flows on mortgage-backed securities held (d)	$846	$7
Three months ended September 30, 2025
Sales of loans and related securitization activity (a)	$868	$1,354
Repurchases of previously transferred loans (b)	$31	$—
Servicing fees (c)	$129	$45
Servicing advances recovered/(funded), net	$(1)	$52
Cash flows on mortgage-backed securities held (d)	$621	$112
Nine months ended September 30, 2026
Sales of loans and related securitization activity (a)	$2,542	$4,087
Repurchases of previously transferred loans (b)	$89	$82
Servicing fees (c)	$425	$148
Servicing advances recovered/(funded), net	$14	$(50)
Cash flows on mortgage-backed securities held (d)	$2,200	$17
Nine months ended September 30, 2025
Sales of loans and related securitization activity (a)	$2,317	$2,941
Repurchases of previously transferred loans (b)	$95	$—
Servicing fees (c)	$388	$149
Servicing advances recovered/(funded), net	$41	$(2)
Cash flows on mortgage-backed securities held (d)	$1,813	$155
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
(d)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held in residential mortgage-backed securities were $21.3 billion, $17.2 billion and $17.1 billion at September 30, 2026, December 31, 2025 and September 30, 2025, respectively. The carrying values of commercial mortgage-backed securities were $0.3 billion at September 30, 2026 and $0.4 billion at both December 31, 2025 and September 30, 2025, respectively.

70    The PNC Financial Services Group, Inc. – Form 10-Q

Table 60 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet.
Table 60: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others (a)

In millions	Residential Mortgages	Commercial Mortgages
September 30, 2026
Total principal balance	$35,851	$55,604
Delinquent loans (b)	$251	$212
December 31, 2025
Total principal balance	$36,088	$55,145
Delinquent loans (b)	$274	$216
Three months ended September 30, 2026
Net charge-offs (c)	$1	$2
Three months ended September 30, 2025
Net charge-offs (c)	$1	$9
Nine months ended September 30, 2026
Net charge-offs (c)	$3	$13
Nine months ended September 30, 2025
Net charge-offs (c)	$2	$18
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

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 61 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 61. These loans are included as part of the credit quality disclosures that we make in Note 4 Loans and Related Allowance for Credit Losses.
Table 61: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
September 30, 2026
Mortgage-backed securitizations (b)	$22,199	$22,199	(c)	$—
Tax credit investments and other	7,385	7,240	(d)(e)	3,576	(f)(g)
Total	$29,584	$29,439		$3,576
December 31, 2025
Mortgage-backed securitizations (b)	$17,956	$17,956	(c)	$—
Tax credit investments and other	6,420	6,082	(d)(e)	2,961	(f)(g)
Total	$24,376	$24,038		$2,961
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $5.1 billion of LIHTCs and $0.2 billion of NMTCs at September 30, 2026, which are included in Equity investments on our Consolidated Balance Sheet. Comparable amounts at December 31, 2025 were $4.4 billion and $0.1 billion, respectively.
(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $3.0 billion of LIHTCs and $0.1 billion of NMTCs at September 30, 2026, which are included in Other liabilities on our Consolidated Balance Sheet. Comparable amounts at December 31, 2025 were $2.6 billion and less than $0.1 billion, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 71

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. Within income taxes, during the nine months ended September 30, 2026, we recognized $0.5 billion of amortization, $0.5 billion of tax credits and $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs. During the nine months ended September 30, 2025, comparable amounts were $0.4 billion, $0.4 billion and $0.1 billion, respectively.

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

Goodwill increased $2.4 billion during the nine months ended September 30, 2026 as a result of the acquisition of FirstBank, and was allocated to our Retail segment. See Note 2 Acquisition Activity for additional information on the acquisition. See also Note 5 Goodwill and Mortgage Servicing Rights in our 2025 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $4.0 billion at September 30, 2026 and $3.7 billion at December 31, 2025, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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
Changes in the commercial and residential MSRs follow:

Table 62: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2026	2025	2026	2025
January 1	$1,021	$1,085	$2,638	$2,626
Additions:
FirstBank Acquisition	—	—	10	—
From loans sold with servicing retained	37	41	31	22
Purchases	53	59	276	216
Changes in fair value due to:
Time and payoffs (a)	(222)	(233)	(237)	(195)
Other (b)	252	53	190	(47)
September 30	$1,141	$1,005	$2,908	$2,622
Related unpaid principal balance of loans serviced at September 30	$293,999	$293,168	$206,876	$198,774
Servicing advances at September 30	$693	$655	$113	$111
(a)Represents decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.

72    The PNC Financial Services Group, Inc. – Form 10-Q

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2026 and December 31, 2025 are shown in Tables 63 and 64. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

Table 63: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30, 2026	December 31, 2025
Fair value	$1,141	$1,021
Weighted-average life (years)	3.7	3.8
Weighted-average constant prepayment rate	4.13%	4.43%
Decline in fair value from 10% adverse change	$7	$8
Decline in fair value from 20% adverse change	$15	$16
Effective discount rate	11.57%	10.60%
Decline in fair value from 10% adverse change	$35	$30
Decline in fair value from 20% adverse change	$70	$61

Table 64: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30, 2026		December 31, 2025
Fair value	$2,908		$2,638
Weighted-average life (years)	7.7		7.7
Weighted-average constant prepayment rate	5.86%		6.73%
Decline in fair value from 10% adverse change	$65		$64
Decline in fair value from 20% adverse change	$124		$124
Weighted-average option adjusted spread	706	bps	734	bps
Decline in fair value from 10% adverse change	$85		$82
Decline in fair value from 20% adverse change	$166		$159

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.2 billion and $0.1 billion for the three months ended September 30, 2026 and 2025, and $0.6 billion and $0.5 billion for the nine months ended September 30, 2026 and 2025, respectively. We also generate servicing fees from activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
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

The following table provides details on our income from lessor arrangements.

Table 65: Lessor Income

	Three months ended September 30		Nine months ended September 30
In millions	2026	2025	2026	2025
Sales-type and direct financing leases (a)	$92	$89	$275	$259
Operating leases (b)	7	8	22	25
Lease income	$99	$97	$297	$284
(a)Included in Loans interest income on our Consolidated Income Statement.
(b)Included in Lending and deposit services noninterest income on our Consolidated Income Statement.
NOTE 8 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at September 30, 2026 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity.
Table 66: Borrowed Funds

In millions
Less than 1 year	$18,222
1 to 2 years	24,623
2 to 3 years	9,349
3 to 4 years	6,825
4 to 5 years	2,695
Over 5 years	18,043
Total	$79,757

The following table presents the contractual rates and maturity dates of our FHLB advances, senior debt and subordinated debt as of September 30, 2026, and the carrying values as of September 30, 2026 and December 31, 2025.
Table 67: FHLB Advances, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	September 30, 2026	September 30, 2026	September 30, 2026	December 31, 2025
Parent Company
Senior debt	2.31% - 6.88%	2027 - 2037	$33,335	$32,650
Subordinated debt	4.63% - 5.42%	2033 - 2041	2,146	808
Junior subordinated debt	4.60%	2028	206	206
Total Parent Company			35,687	33,664
Bank
Federal Home Loan Bank advances (a)	3.98% - 4.47%	2026 - 2031	36,512	13,000
Senior debt	3.10% - 4.61%	2027 - 2043	2,975	5,992
Subordinated debt	2.70% - 4.05%	2028 - 2029	1,887	2,002
Total Bank			41,374	20,994
Total			$77,061	$54,658
(a)FHLB advances are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 67, the carrying values for parent company senior and subordinated debt include basis adjustments of $(1.5) billion and $(0.2) billion, respectively, whereas Bank senior and subordinated debt include basis adjustments of less than $(0.1) billion and $(0.1) billion, respectively, related to fair value accounting hedges as of September 30, 2026.
Certain borrowings are reported at fair value. Refer to Note 12 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures, refer to Note 9 Borrowed Funds in our 2025 Form 10-K.

74    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of September 30, 2026 and December 31, 2025, respectively.
Table 68: Commitments to Extend Credit and Other Commitments

In millions	September 30, 2026	December 31, 2025
Commitments to extend credit
Commercial	$259,068	$236,142
Home equity	24,119	23,684
Credit card	43,125	39,536
Other	8,291	7,798
Total commitments to extend credit	334,603	307,160
Net outstanding standby letters of credit (a)	12,653	11,452
Standby bond purchase agreements (b)	1,209	1,026
Other commitments (c)	7,015	6,521
Total commitments to extend credit and other commitments	$355,480	$326,159
(a)Net outstanding standby letters of credit that support remarketing programs were $3.7 billion and $3.2 billion at September 30, 2026 and December 31, 2025, respectively.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $3.0 billion related to investments that qualify for PAM at both September 30, 2026 and December 31, 2025. For additional information on PAM, refer to Note 1 Accounting Policies in our 2025 Form 10-K.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 99% of our net outstanding standby letters of credit were rated as Pass at September 30, 2026, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2026 had terms ranging from less than one year to 10 years.

As of September 30, 2026, assets of $1.2 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at September 30, 2026 and is primarily included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q 75

NOTE 10 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and nine months ended September 30, 2026 and 2025 is as follows:
Table 69: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Three months ended
Balance at June 30, 2025 (a)	394	$2,717	$5,753	$13,056	$60,951	$(4,682)	$(20,188)	$48	$57,655
Net income	—	—	—	—	1,808	—	—	14	1,822
Other comprehensive income (loss), net of tax	—	—	—	—	—	605	—	—	605
Cash dividends declared - Common	—	—	—	—	(678)	—	—	—	(678)
Cash dividends declared - Preferred	—	—	—	—	(71)	—	—	—	(71)
Preferred stock discount accretion	—	—	2	—	(2)	—	—	—	—
Treasury stock activity	(2)	—	—	6	—	—	(329)	—	(323)
Other	—	—	—	42	—	—	—	(14)	28
Balance at September 30, 2025 (a)	392	$2,717	$5,755	$13,104	$62,008	$(4,077)	$(20,517)	$48	$59,038
Balance at June 30, 2026 (a)	399	$2,786	$5,880	$16,119	$65,518	$(4,120)	$(22,175)	$53	$64,061
Net income	—	—	—	—	2,081	—	—	16	2,097
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,352)	—	—	(2,352)
Cash dividends declared - Common	—	—	—	—	(809)	—	—	—	(809)
Cash dividends declared - Preferred	—	—	—	—	(73)	—	—	—	(73)
Preferred stock discount accretion/premium amortization	—	—	2	—	(2)	—	—	—	—
Treasury stock activity	(2)	—	—	12	—	—	(560)	—	(548)
Other	—	—	—	46	—	—	—	(12)	34
Balance at September 30, 2026 (a)	397	$2,786	$5,882	$16,177	$66,715	$(6,472)	$(22,735)	$57	$62,410
Nine months ended
Balance at December 31, 2024 (a)	396	$2,717	$5,749	$12,961	$59,282	$(6,565)	$(19,719)	$44	$54,469
Net income	—	—	—	—	4,916	—	—	48	4,964
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,488	—	—	2,488
Cash dividends declared - Common	—	—	—	—	(1,959)	—	—	—	(1,959)
Cash dividends declared - Preferred	—	—	—	—	(225)	—	—	—	(225)
Preferred stock discount accretion	—	—	6	—	(6)	—	—	—	—
Common stock activity	—	—	—	18	—	—	—	—	18
Treasury stock activity	(4)	—	—	113	—	—	(798)	—	(685)
Other	—	—	—	12	—	—	—	(44)	(32)
Balance at September 30, 2025 (a)	392	$2,717	$5,755	$13,104	$62,008	$(4,077)	$(20,517)	$48	$59,038
Balance at December 31, 2025 (a)	390	$2,717	$5,758	$13,164	$63,266	$(3,408)	$(20,912)	$51	$60,636
Net income	—	—	—	—	5,881	—	—	43	5,924
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,064)	—	—	(3,064)
Cash dividends declared - Common	—	—	—	—	(2,196)	—	—	—	(2,196)
Cash dividends declared - Preferred	—	—	—	—	(231)	—	—	—	(231)
Preferred stock discount accretion/premium amortization	—	—	5	—	(5)	—	—	—	—
Common stock activity (b)	14	69	—	2,849	—	—	—	—	2,918
Treasury stock activity	(7)	—	—	108	—	—	(1,823)	—	(1,715)
Other (c)	—	—	119	56	—	—	—	(37)	138
Balance at September 30, 2026 (a)	397	$2,786	$5,882	$16,177	$66,715	$(6,472)	$(22,735)	$57	$62,410
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)Includes $2.9 billion in common stock issuances related to the FirstBank acquisition.
(c)Includes $119 million in preferred stock issuances and $29 million in restricted stock acquisition consideration related to the FirstBank acquisition.

76    The PNC Financial Services Group, Inc. – Form 10-Q

Details of other comprehensive income (loss) are as follows:

Table 70: Other Comprehensive Income (Loss)

	Three months ended September 30						Nine months ended September 30
	2026			2025			2026			2025
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(1,833)	$449	$(1,384)	$495	$(120)	$375	$(2,302)	$563	$(1,739)	$1,325	$(322)	$1,003
Less: Net realized (losses) reclassified to earnings (a)	(102)	26	(76)	(172)	42	(130)	(521)	128	(393)	(534)	130	(404)
Net change	(1,731)	423	(1,308)	667	(162)	505	(1,781)	435	(1,346)	1,859	(452)	1,407
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(1,420)	348	(1,072)	(6)	1	(5)	(2,432)	595	(1,837)	924	(225)	699
Less: Net realized (losses) reclassified to earnings (a)	(38)	10	(28)	(142)	35	(107)	(162)	40	(122)	(522)	127	(395)
Net change	(1,382)	338	(1,044)	136	(34)	102	(2,270)	555	(1,715)	1,446	(352)	1,094
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	1	—	1	1	—	1	3	(1)	2	(20)	5	(15)
Net change	1	—	1	1	—	1	3	(1)	2	(20)	5	(15)
Other
Net unrealized gains (losses) on other transactions	(1)	—	(1)	(2)	(1)	(3)	(5)	—	(5)	(5)	7	2
Net change	(1)	—	(1)	(2)	(1)	(3)	(5)	—	(5)	(5)	7	2
Total other comprehensive income (loss)	$(3,113)	$761	$(2,352)	$802	$(197)	$605	$(4,053)	$989	$(3,064)	$3,280	$(792)	$2,488
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period service costs (credits), which are recorded in Noninterest expense on the Consolidated Income Statement.

Table 71: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at June 30, 2025	$(4,197)	$(322)	$(125)	$(38)	$(4,682)
Net activity	505	102	1	(3)	605
Balance at September 30, 2025 (a)	$(3,692)	$(220)	$(124)	$(41)	$(4,077)
Balance at June 30, 2026	$(3,341)	$(852)	$119	$(46)	$(4,120)
Net activity	(1,308)	(1,044)	1	(1)	(2,352)
Balance at September 30, 2026 (a)	$(4,649)	$(1,896)	$120	$(47)	$(6,472)
Nine months ended
Balance at December 31, 2024	$(5,099)	$(1,314)	$(109)	$(43)	$(6,565)
Net activity	1,407	1,094	(15)	2	2,488
Balance at September 30, 2025 (a)	$(3,692)	$(220)	$(124)	$(41)	$(4,077)
Balance at December 31, 2025	$(3,303)	$(181)	$118	$(42)	$(3,408)
Net activity	(1,346)	(1,715)	2	(5)	(3,064)
Balance at September 30, 2026 (a)	$(4,649)	$(1,896)	$120	$(47)	$(6,472)
(a)AOCI included pre-tax losses of $225 million and $255 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity at September 30, 2026 and September 30, 2025, respectively.
The PNC Financial Services Group, Inc. – Form 10-Q 77

The following table provides the dividends per share for PNC’s common and preferred stock:

Table 72: Dividends Per Share (a)

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Common Stock	$2.00	$1.70	$5.40	$4.90
Preferred Stock
Series B	$0.45	$0.45	$1.35	$1.35
Series S (b)	$—	$—	$2,500	$2,500
Series T	$850	$850	$2,550	$2,550
Series U	$1,500	$1,500	$4,500	$4,500
Series V	$1,550	$1,550	$4,650	$4,650
Series W	$1,563	$1,563	$4,688	$4,688
Series X	$18.13	$—	$54.39	$—
(a)    Dividends are payable quarterly, other than Series S preferred stock, which is payable semiannually.
(b)    See Note 17 Subsequent Events for details on the November 1, 2026 redemption of $525 million of depositary shares representing all of the interests in Series S preferred stock.

On October 2, 2026, the PNC Board of Directors declared a quarterly cash dividend on common stock of $2.00 per share. The dividend is payable on November 5, 2026 to shareholders of record at the close of business October 14, 2026.

NOTE 11 EARNINGS PER SHARE

Table 73: Basic and Diluted Earnings Per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2026	2025	2026	2025
Basic
Net income	$2,097	$1,822	$5,924	$4,964
Less:
Net income attributable to noncontrolling interests	16	14	43	48
Preferred stock dividends	73	71	231	225
Preferred stock discount accretion and redemptions	2	2	5	6
Net income attributable to common shareholders	2,006	1,735	5,645	4,685
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	12	12	35	31
Net income attributable to basic common shareholders	$1,994	$1,723	$5,610	$4,654
Basic weighted-average common shares outstanding	401	396	403	397
Basic earnings per common share (a)	$4.98	$4.36	$13.92	$11.73
Diluted
Net income attributable to diluted common shareholders	$1,994	$1,723	$5,610	$4,654
Diluted weighted-average common shares outstanding	401	396	403	397
Diluted earnings per common share (a)	$4.97	$4.35	$13.91	$11.72
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

Table 74: Fair Value Measurements – Recurring Basis Summary

	September 30, 2026				December 31, 2025
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held-for-sale	$—	$505	$109	$614	$—	$552	$108	$660
Commercial mortgage loans held-for-sale	—	715	—	715	—	1,059	—	1,059
Securities available-for-sale
U.S. Treasury and government agencies	24,108	1,270	—	25,378	27,871	1,026	—	28,897
Residential mortgage-backed
Agency	—	31,759	—	31,759	—	30,663	—	30,663
Non-agency	—	—	495	495	—	—	548	548
Commercial mortgage-backed
Agency	—	3,797	—	3,797	—	3,372	—	3,372
Non-agency	—	75	79	154	—	173	79	252
Asset-backed	—	3,020	78	3,098	—	2,210	87	2,297
Other	—	2,441	53	2,494	—	2,051	55	2,106
Total securities available-for-sale	24,108	42,362	705	67,175	27,871	39,495	769	68,135
Loans	—	494	572	1,066	—	492	620	1,112
Equity investments (a)	1,106	—	2,324	3,865	820	—	2,503	3,642
Residential mortgage servicing rights	—	—	2,908	2,908	—	—	2,638	2,638
Commercial mortgage servicing rights	—	—	1,141	1,141	—	—	1,021	1,021
Trading securities (b)	1,465	4,450	—	5,915	2,662	4,104	—	6,766
Financial derivatives (b) (c)	3	3,731	3	3,737	6	2,660	6	2,672
Other assets	550	127	17	694	506	162	14	682
Total assets (d)	$27,232	$52,384	$7,779	$87,830	$31,865	$48,524	$7,679	$88,387
Liabilities
Interest-bearing deposits	$—	$7,587	$—	$7,587	$—	$3,642	$—	$3,642
Other borrowed funds	1,135	257	5	1,397	752	189	7	948
Financial derivatives (c) (e)	16	6,475	96	6,587	1	3,546	79	3,626
Other liabilities	—	28	129	157	—	23	137	160
Total liabilities (f)	$1,151	$14,347	$230	$15,728	$753	$7,400	$223	$8,376
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at September 30, 2026 and December 31, 2025 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 13 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 14% and 15% at September 30, 2026 and December 31, 2025, respectively. Level 3 assets as a percentage of total assets at fair value was 9% at both September 30, 2026 and December 31, 2025. Level 3 assets as a percentage of total consolidated assets was 1% at both September 30, 2026 and December 31, 2025.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 3% and 2% at September 30, 2026 and December 31, 2025, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 1% and 3% at September 30, 2026 and December 31, 2025, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both September 30, 2026 and December 31, 2025.
The PNC Financial Services Group, Inc. – Form 10-Q 79

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2026 and 2025 are as follows:

Table 75: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended September 30, 2026

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2026 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2026	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2026
Assets
Residential mortgage loans held-for-sale	$70	$(2)		$—	$46	$(1)	$—	$(4)	$1	$(1)	(d)	$109	$(2)
Securities available-for-sale
Residential mortgage- backed non-agency	517	1		(10)	—	—	—	(13)	—	—		495	—
Commercial mortgage- backed non-agency	79	—		—	—	—	—	—	—	—		79	—
Asset-backed	82	—		(2)	—	—	—	(2)	—	—		78	—
Other	55	—		—	—	—	—	(2)	—	—		53	—
Total securities available-for-sale	733	1		(12)	—	—	—	(17)	—	—		705	—
Loans	585	1		—	8	(2)	—	(14)	1	(7)	(d)	572	2
Equity investments	2,355	59		—	30	(120)	—	—	—	—		2,324	52
Residential mortgage servicing rights	2,762	181		—	36	—	11	(82)	—	—		2,908	180
Commercial mortgage servicing rights	1,039	145		—	22	—	11	(76)	—	—		1,141	146
Financial derivatives	7	2		—	2	—	—	(8)	—	—		3	4
Other assets	18	—		—	—	(1)	—	—	—	—		17	—
Total assets	$7,569	$387		$(12)	$144	$(124)	$22	$(201)	$2	$(8)		$7,779	$382
Liabilities
Other borrowed funds	$4	$—		$—	$—	$—	$3	$(2)	$—	$—		$5	$—
Financial derivatives	97	39		—	—	1	—	(41)	—	—		96	41
Other liabilities	122	19		—	—	—	36	(48)	—	—		129	9
Total liabilities	$223	$58		$—	$—	$1	$39	$(91)	$—	$—		$230	$50
Net gains (losses)		$329	(e)										$332	(f)

80 The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended September 30, 2025

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2025 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2025	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2025
Assets
Residential mortgage loans held-for-sale	$130	$—		$—	$4	$(1)	$—	$(7)	$1	$(5)	(d)	$122	$—
Commercial mortgage loans held-for-sale	1	—		—	—	—	—	(1)	—	—		—	—
Securities available-for-sale
Residential mortgage- backed non-agency	581	2		(1)	—	—	—	(22)	—	—		560	—
Commercial mortgage- backed non-agency	79	—		—	—	—	—	—	—	—		79	—
Asset-backed	90	—		1	—	—	—	(3)	—	—		88	—
Other	55	—		(1)	3	—	—	(3)	—	—		54	—
Total securities available-for-sale	805	2		(1)	3	—	—	(28)	—	—		781	—
Loans	651	4		—	5	(2)	—	(17)	5	(6)	(d)	640	4
Equity investments	2,232	34		—	54	(83)	—	—	—	—		2,237	33
Residential mortgage servicing rights	2,457	10		—	215	—	8	(68)	—	—		2,622	10
Commercial mortgage servicing rights	1,010	42		—	14	—	17	(78)	—	—		1,005	42
Financial derivatives	9	11		—	—	—	—	(11)	—	—		9	12
Other assets	13	—		—	1	—	—	—	—	—		14	—
Total assets	$7,308	$103		$(1)	$296	$(86)	$25	$(210)	$6	$(11)		$7,430	$101
Liabilities
Other borrowed funds	$11	$—		$—	$—	$—	$3	$(4)	$—	$—		$10	$—
Financial derivatives	109	26		—	—	1	—	(28)	—	—		108	34
Other liabilities	118	16		—	—	—	215	(210)	11	—		150	17
Total liabilities	$238	$42		$—	$—	$1	$218	$(242)	$11	$—		$268	$51
Net gains (losses)		$61	(e)										$50	(f)
The PNC Financial Services Group, Inc. – Form 10-Q 81

(Continued from previous page)

Nine Months Ended September 30, 2026

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2026 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2025	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Impact from FirstBank Acquisition	Fair Value Sept. 30, 2026
Assets
Residential mortgage loans held-for-sale	$108	$(2)		$—	$48	$(34)	$—	$(8)	$4	$(7)	(d)	$—	$109	$(2)
Securities available-for-sale
Residential mortgage- backed non-agency	548	6		(16)	—	—	—	(43)	—	—		—	495	—
Commercial mortgage- backed non-agency	79	—		—	—	—	—	—	—	—		—	79	(3)
Asset-backed	87	1		(2)	—	—	—	(8)	—	—		—	78	—
Other	55	1		—	3	—	—	(6)	—	—		—	53	—
Total securities available-for-sale	769	8		(18)	3	—	—	(57)	—	—		—	705	(3)
Loans	620	5		—	19	(2)	—	(52)	4	(22)	(d)	—	572	5
Equity investments	2,503	65		—	138	(382)	—	—	—	—		—	2,324	37
Residential mortgage servicing rights	2,638	190		—	276	—	31	(237)	—	—		10	2,908	190
Commercial mortgage servicing rights	1,021	252		—	53	—	37	(222)	—	—		—	1,141	252
Financial derivatives	6	21		—	3	—	—	(27)	—	—		—	3	24
Other assets	14	—		2	2	(1)	—	—	—	—		—	17	—
Total assets	$7,679	$539		$(16)	$542	$(419)	$68	$(603)	$8	$(29)		$10	$7,779	$503
Liabilities
Other borrowed funds	$7	$—		$—	$—	$—	$8	$(10)	$—	$—		$—	$5	$—
Financial derivatives	79	146		—	—	15	—	(144)	—	—		—	96	161
Other liabilities	137	17		—	—	—	276	(301)	—	—		—	129	12
Total liabilities	$223	$163		$—	$—	$15	$284	$(455)	$—	$—		$—	$230	$173
Net gains (losses)		$376	(e)											$330	(f)

82 The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Nine Months Ended September 30, 2025

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2025 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2024	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2025
Assets
Residential mortgage loans held-for-sale	$68	$1		$—	$77	$(2)	$—	$(13)	$6	$(15)	(d)	$122	$1
Commercial mortgage loans held-for-sale	4	—		—	—	—	—	(4)	—	—		—	—
Securities available-for-sale
Residential mortgage- backed non-agency	603	7		8	—	—	—	(58)	—	—		560	—
Commercial mortgage- backed non-agency	103	(3)		1	—	—	—	(22)	—	—		79	(3)
Asset-backed	93	1		2	—	—	—	(8)	—	—		88	—
Other	54	1		—	6	—	—	(7)	—	—		54	—
Total securities available-for-sale	853	6		11	6	—	—	(95)	—	—		781	(3)
Loans	670	9		—	22	(3)	—	(55)	12	(15)	(d)	640	9
Equity investments	2,111	89		—	270	(233)	—	—	—	—		2,237	62
Residential mortgage servicing rights	2,626	(47)		—	216	—	22	(195)	—	—		2,622	(47)
Commercial mortgage servicing rights	1,085	53		—	59	—	41	(233)	—	—		1,005	53
Financial derivatives	4	30		—	1	—	—	(26)	—	—		9	32
Other assets	10	—		2	3	(1)	—	—	—	—		14	—
Total assets	$7,431	$141		$13	$654	$(239)	$63	$(621)	$18	$(30)		$7,430	$107
Liabilities
Other borrowed funds	$10	$—		$—	$—	$—	$13	$(13)	$—	$—		$10	$—
Financial derivatives	150	67		—	—	4	—	(113)	—	—		108	70
Other liabilities	177	32		—	—	—	215	(285)	11	—		150	28
Total liabilities	$337	$99		$—	$—	$4	$228	$(411)	$11	$—		$268	$98
Net gains (losses)		$42	(e)										$9	(f)
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
(d)Residential mortgage loan transfers out of Level 3 are primarily driven by residential mortgage loans transferring to OREO as well as reclassification of mortgage loans held-for-sale to held-for-investment.
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

The PNC Financial Services Group, Inc. – Form 10-Q 83

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 76: Fair Value Measurements – Recurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
September 30, 2026
Residential mortgage loans held-for-sale	$109	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (31.2%)
			Loss severity	7.9% weighted-average
			Discount rate	5.5% - 9.0% (5.9%)
Residential mortgage-backed non-agency securities	495	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 23.1% (2.0%)
			Constant default rate	0.0% - 13.5% (1.9%)
			Loss severity	38.7% weighted-average
			Spread over the benchmark curve (c)	126bps weighted-average
Loans - residential real estate non- government insured	444	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (52.0%)
			Loss severity	5.0% weighted-average
			Discount rate	5.5% - 7.5% (5.7%)
Equity investments	2,324	Multiple of adjusted earnings	Multiple of earnings	5.0x - 18.0x (10.7x)
Residential mortgage servicing rights	2,908	Discounted cash flow	Constant prepayment rate	0.0% - 46.1% (5.9%)
			Spread over the benchmark curve (c)	343bps - 1,925bps (706bps)
Commercial mortgage servicing rights	1,141	Discounted cash flow	Constant prepayment rate	3.8% - 6.9% (4.1%)
			Discount rate	9.8% - 12.0% (11.6%)
Insignificant Level 3 assets, net of liabilities (d)	128
Total Level 3 assets, net of liabilities (e)	$7,549
December 31, 2025
Residential mortgage loans held-for-sale	$108	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (33.8%)
			Loss severity	5.7% weighted-average
			Discount rate	5.5% - 9.0% (5.9%)
Residential mortgage-backed non-agency securities	548	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 23.1% (3.7%)
			Constant default rate	0.0% - 13.5% (1.9%)
			Loss severity	15.0% - 100.0% (42.5%)
			Spread over the benchmark curve (c)	176bps weighted-average
Loans - residential real estate non-government insured	474	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (52.7%)
			Loss severity	5.0% weighted-average
			Discount rate	5.5% - 7.5% (5.7%)
Equity investments	2,503	Multiple of adjusted earnings	Multiple of earnings	5.5x - 24.0x (10.8x)
Residential mortgage servicing rights	2,638	Discounted cash flow	Constant prepayment rate	0.0% - 41.4% (6.7%)
			Spread over the benchmark curve (c)	314bps - 3,270bps (734bps)
Commercial mortgage servicing rights	1,021	Discounted cash flow	Constant prepayment rate	4.3% - 7.0% (4.4%)
			Discount rate	8.7% - 10.9% (10.6%)
Insignificant Level 3 assets, net of liabilities (d)	164
Total Level 3 assets, net of liabilities (e)	$7,456
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
(e)Consists of total Level 3 assets of $7.8 billion and total Level 3 liabilities of $0.2 billion as of September 30, 2026 and $7.7 billion and $0.2 billion as of December 31, 2025, respectively.

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

Assets measured at fair value on a nonrecurring basis follow:

Table 77: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2026	December 31 2025	September 30 2026	September 30 2025	September 30 2026	September 30 2025
Assets
Nonaccrual loans	$433	$510	$(84)	$(66)	$(97)	$(142)
Equity investments	335	147	(4)	—	(2)	(1)
Loans held-for-sale	1,370	13	(35)	(2)	(35)	(2)
OREO, foreclosed and other assets	58	49	3	(14)	3	(14)
Long-lived assets	8	6	(4)	(1)	(4)	(3)
Total assets	$2,204	$725	$(124)	$(83)	$(135)	$(162)
(a)All Level 3 for the periods presented except for $13 million included in Loans held-for-sale categorized as Level 2 at December 31, 2025.
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

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 78: Fair Value Option – Fair Value and Principal Balances

	September 30, 2026			December 31, 2025
In millions	Fair Value (a)	Aggregate Unpaid Principal Balance	Difference	Fair Value (a)	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held-for-sale
Accruing loans less than 90 days past due	$592	$606	$(14)	$641	$636	$5
Accruing loans 90 days or more past due	7	7	—	5	5	—
Nonaccrual loans	15	17	(2)	14	15	(1)
Total	$614	$630	$(16)	$660	$656	$4
Commercial mortgage loans held-for-sale (b) (c)
Accruing loans less than 90 days past due	$715	$744	$(29)	$1,059	$1,059	$—
Loans
Accruing loans less than 90 days past due	$680	$758	$(78)	$716	$796	$(80)
Accruing loans 90 days or more past due	179	193	(14)	159	172	(13)
Nonaccrual loans	207	287	(80)	237	327	(90)
Total	$1,066	$1,238	$(172)	$1,112	$1,295	$(183)
Other assets	$128	$144	$(16)	$162	$154	$8
Liabilities
Interest-bearing deposits	$7,587	$7,602	$(15)	$3,642	$3,641	$1
Other borrowed funds	$38	$39	$(1)	$31	$32	$(1)
Other liabilities with contractual unpaid principal balance	$28	$32	$(4)	$23	$25	$(2)
Other liabilities without contractual unpaid principal balance	$108	$—	$108	$122	$—	$122
(a)Amounts exclude accrued interest.
(b)There were no accruing loans 90 days or more past due within this category at September 30, 2026 or December 31, 2025.
(c)There were no nonaccrual loans within this category at September 30, 2026 or December 31, 2025.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 79: Fair Value Option – Changes in Fair Value Included in Earnings (a)(b)

	Gains (Losses)		Gains (Losses)
	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Assets
Residential mortgage loans held-for-sale	$(14)	$10	$4	$(2)
Commercial mortgage loans held-for-sale	$(21)	$5	$4	$34
Loans	$3	$6	$9	$14
Other assets	$(11)	$9	$10	$7
Liabilities
Interest-bearing deposits	$14	$(3)	$16	$(2)
Other liabilities	$(8)	$(17)	$(10)	$(28)
(a)Amounts exclude interest income and interest expense.
(b)The impact on earnings of any offsetting hedging instruments is not reflected in these amounts.

86 The PNC Financial Services Group, Inc. – Form 10-Q

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of September 30, 2026 and December 31, 2025. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 80, see Note 14 Fair Value in our 2025 Form 10-K.

Table 80: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
September 30, 2026
Assets
Cash and due from banks	$5,755	$5,755	$5,755	$—	$—
Interest-earning deposits with banks	24,670	24,670	23,880	790	—
Securities held-to-maturity	79,199	73,046	12,402	60,498	146
Net loans (excludes leases)	366,286	361,114	—	—	361,114
Other assets	7,695	7,695	—	6,437	1,258
Total assets	$483,605	$472,280	$42,037	$67,725	$362,518
Liabilities
Time deposits	$32,762	$32,950	$—	$32,950	$—
Borrowed funds	78,289	79,299	—	79,069	230
Unfunded lending related commitments	850	850	—	—	850
Other liabilities	1,244	1,244	—	1,244	—
Total liabilities	$113,145	$114,343	$—	$113,263	$1,080
December 31, 2025
Assets
Cash and due from banks	$6,777	$6,777	$6,777	$—	$—
Interest-earning deposits with banks	32,936	32,936	31,975	961	—
Securities held-to-maturity	70,109	67,979	19,564	48,247	168
Net loans (excludes leases)	318,869	316,005	—	—	316,005
Other assets	5,109	5,109	—	5,109	—
Total assets	$433,800	$428,806	$58,316	$54,317	$316,173
Liabilities
Time deposits	$30,361	$30,576	$—	$30,576	$—
Borrowed funds	56,097	57,289	—	56,793	496
Unfunded lending related commitments	818	818	—	—	818
Other liabilities	1,091	1,091	—	1,091	—
Total liabilities	$88,367	$89,774	$—	$88,460	$1,314

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

For more information on derivatives, see Note 1 Accounting Policies and Note 15 Financial Derivatives in our 2025 Form 10-K.

88 The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us.
Table 81: Total Gross Derivatives (a)

	September 30, 2026			December 31, 2025
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives designated for hedging
Interest rate contracts (d)
Fair value hedges	$53,805	$—	$—	$60,799	$—	$—
Cash flow hedges	85,735	—	—	59,994	—	—
Foreign exchange contracts
Net investment hedges	1,511	16	—	1,387	—	6
Total derivatives designated for hedging	$141,051	$16	$—	$122,180	$—	$6
Derivatives not designated for hedging
Derivatives used for mortgage banking activities (e)
Interest rate contracts
Swaps	$46,276	$—	$—	$34,357	$—	$—
Futures (f)	5,924	—	—	9,915	—	—
Mortgage-backed commitments	5,762	194	143	6,199	69	60
Other	12,797	21	35	12,438	25	16
Total interest rate contracts	70,759	215	178	62,909	94	76
Derivatives used for customer-related activities
Interest rate contracts
Swaps	387,537	1,519	4,585	409,522	1,459	2,383
Futures (f)	8	—	—	45	—	—
Mortgage-backed commitments	8,108	111	55	8,278	7	12
Other	45,623	200	204	36,493	58	49
Total interest rate contracts	441,276	1,830	4,844	454,338	1,524	2,444
Commodity contracts
Swaps	6,943	589	569	5,129	315	288
Other	7,466	320	319	7,904	234	234
Total commodity contracts	14,409	909	888	13,033	549	522
Foreign exchange contracts and other	63,118	609	578	43,025	493	417
Total derivatives for customer-related activities	518,803	3,348	6,310	510,396	2,566	3,383
Derivatives used for other risk management activities
Foreign exchange contracts and other	25,146	158	99	18,553	12	161
Total derivatives not designated for hedging	$614,708	$3,721	$6,587	$591,858	$2,672	$3,620
Total gross derivatives	$755,759	$3,737	$6,587	$714,038	$2,672	$3,626
Less: Impact of legally enforceable master netting agreements		1,176	1,176		1,158	1,158
Less: Cash collateral received/paid		1,171	1,186		494	743
Total derivatives		$1,390	$4,225		$1,020	$1,725
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

Cash Flow Hedges
We enter into receive-fixed, pay-variable interest rate swaps and, periodically, interest rate caps and floors to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. For these cash flow hedges, gains and losses on the hedging instruments are recorded in AOCI and are then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line as the hedged cash flows.

In the 12 months that follow September 30, 2026, we expect to reclassify net derivative losses of $432 million pre-tax, or $333 million after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2026. As of September 30, 2026, the maximum length of time over which forecasted transactions are hedged is ten years.
90 The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table.
Table 82: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b) (c)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended September 30, 2026
Total amounts reported on the Consolidated Income Statement	$5,187	$1,356	$999	$214
Gains (losses) on fair value hedges recognized on:
Hedged items (d)	$—	$(538)	$1,274	$—
Derivatives	$—	$536	$(1,285)	$—
Amounts related to interest settlements on derivatives	$—	$(9)	$(21)	$—
Gains (losses) on cash flow hedges (e):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(30)	$(8)	$—	$—
Other amounts related to interest settlements on derivatives	$7	$—	$—	$—
For the three months ended September 30, 2025
Total amounts reported on the Consolidated Income Statement	$4,751	$1,211	$899	$198
Gains (losses) on fair value hedges recognized on:
Hedged items (d)	$—	$25	$(139)	$—
Derivatives	$—	$(23)	$139	$—
Amounts related to interest settlements on derivatives	$—	$30	$(106)	$—
Gains (losses) on cash flow hedges (e):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(133)	$(9)	$—	$—
Other amounts related to interest settlements on derivatives	$(4)	$—	$—	$—
For the nine months ended September 30, 2026
Total amounts reported on the Consolidated Income Statement	$14,965	$3,821	$2,652	$828
Gains (losses) on fair value hedges recognized on:
Hedged items (d)	$—	$(875)	$1,787	$—
Derivatives	$—	$871	$(1,797)	$—
Amounts related to interest settlements on derivatives	$—	$(20)	$(85)	$—
Gains (losses) on cash flow hedges (e):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(125)	$(22)	$—	$(15)
Other amounts related to interest settlements on derivatives	$7	$—	$—	$—
For the nine months ended September 30, 2025
Total amounts reported on the Consolidated Income Statement	$13,832	$3,486	$2,615	$547
Gains (losses) on fair value hedges recognized on:
Hedged items (d)	$—	$536	$(1,015)	$—
Derivatives	$—	$(532)	$1,020	$—
Amounts related to interest settlements on derivatives	$—	$79	$(301)	$—
Gains (losses) on cash flow hedges (e):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(499)	$(25)	$—	$2
Other amounts related to interest settlements on derivatives	$(2)	$—	$—	$—
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

The PNC Financial Services Group, Inc. – Form 10-Q 91

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 83: Hedged Items - Fair Value Hedges

	September 30, 2026		December 31, 2025
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available-for-sale (b)	$13,580	$(682)	$22,651	$174
Borrowed funds	$38,821	$(1,887)	$39,945	$(101)
Deposits	$400	$—	$100	$—
(a)Includes an insignificant amount of fair value hedge adjustments related to discontinued available-for-sale securities and borrowed funds hedge relationships at both September 30, 2026 and December 31, 2025.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $1 million for the three months ended September 30, 2026 compared to $28 million for the three months ended September 30, 2025 and $21 million for the nine months ended September 30, 2026 compared to $(96) million for the same period in 2025.

92 The PNC Financial Services Group, Inc. – Form 10-Q

Derivatives Not Designated as Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 15 Financial Derivatives in our 2025 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 84: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended September 30		Nine months ended September 30
In millions	2026	2025	2026	2025
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(207)	$14	$(257)	$133
Derivatives used for customer-related activities:
Interest rate contracts	144	12	176	(3)
Foreign exchange contracts and other	50	47	156	224
Gains from customer-related activities (b)	194	59	332	221
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	20	61	96	(500)
Total gains (losses) from derivatives not designated as hedging instruments	$7	$134	$171	$(146)
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

Table 85 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at September 30, 2026 and December 31, 2025. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

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

The PNC Financial Services Group, Inc. – Form 10-Q 93

Table 85: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
September 30, 2026
Derivative assets
Interest rate contracts
Over-the-counter cleared	$142	$—	$—	$142		$—	$142
Over-the-counter	1,903	628	748	527		9	518
Commodity contracts	909	371	212	326		2	324
Foreign exchange and other contracts	783	177	211	395		—	395
Total derivative assets	$3,737	$1,176	$1,171	$1,390	(a)	$11	$1,379
Derivative liabilities
Interest rate contracts
Over-the-counter cleared	$67	$—	$—	$67		$—	$67
Over-the-counter	4,955	330	1,089	3,536		55	3,481
Commodity contracts	888	531	45	312		—	312
Foreign exchange and other contracts	677	315	52	310		—	310
Total derivative liabilities	$6,587	$1,176	$1,186	$4,225	(b)	$55	$4,170
December 31, 2025
Derivative assets
Interest rate contracts
Over-the-counter cleared	$10	$—	$—	$10		$—	$10
Over-the-counter	1,608	715	353	540		61	479
Commodity contracts	549	328	96	125		13	112
Foreign exchange and other contracts	505	115	45	345		2	343
Total derivative assets	$2,672	$1,158	$494	$1,020	(a)	$76	$944
Derivative liabilities
Interest rate contracts
Over-the-counter cleared	$17	$—	$—	$17		$—	$17
Over-the-counter	2,503	615	616	1,272		29	1,243
Commodity contracts	522	305	8	209		—	209
Foreign exchange and other contracts	584	238	119	227		—	227
Total derivative liabilities	$3,626	$1,158	$743	$1,725	(b)	$29	$1,696
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

At September 30, 2026, cash and debt securities (primarily agency mortgage-backed securities) totaling $2.2 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $2.4 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
94 The PNC Financial Services Group, Inc. – Form 10-Q

Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2026 and December 31, 2025.
Table 86: Credit-Risk Contingent Features

In billions	September 30, 2026	December 31, 2025
Net derivative liabilities with credit-risk contingent features	$4.9	$2.3
Less: Collateral posted	1.3	0.8
Maximum additional amount of collateral exposure	$3.6	$1.5
NOTE 14 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in Note 20 Legal Proceedings in our 2025 Form 10-K and in Note 14 Legal Proceedings in our prior period 2026 Form 10-Qs (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2026, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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
The PNC Financial Services Group, Inc. – Form 10-Q 95

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

The following describes the products and services of each business segment:

Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management products and services to consumer and small business customers who are serviced through our coast-to-coast branch network, digital channels, ATMs, or through our phone-based customer contact centers. Deposit products include checking, savings and money market accounts and time deposits. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, personal and small business loans and lines of credit. The residential mortgage loans are originated within our branch network and nationwide, and are typically underwritten to agency and/or third-party standards, and either sold, servicing retained or held on our balance sheet. PNC Wealth Management offers brokerage, investment management and cash management products and services which include managed, education, retirement and trust accounts.

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

Asset Management Group provides private banking for high net worth and ultra-high net worth clients and institutional asset management. The Asset Management Group is composed of two operating units:
•PNC Private Bank provides products and services to emerging affluent, high net worth and ultra-high net worth individuals and their families including investment and retirement planning, customized investment management, credit and cash management solutions, trust management and administration. In addition, multi-generational family planning services are also provided to ultra-high net worth individuals and their families, which include estate, financial, tax, fiduciary and customized performance reporting.
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

96 The PNC Financial Services Group, Inc. – Form 10-Q

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
The PNC Financial Services Group, Inc. – Form 10-Q 97

Results of our reportable business segments for the three and nine months ended September 30, 2026 and 2025 are as follows:
Table 87: Business Segment Results and Reconciliation to Consolidated Results

Three months ended September 30	Retail Banking		Corporate & Institutional Banking		Asset Management Group
In millions	2026	2025	2026	2025	2026	2025
Net interest income (a)	$3,246	$3,050	$2,025	$1,863	$188	$179
Noninterest income	842	790	1,167	1,132	271	254
Total revenue (a)	4,088	3,840	3,192	2,995	459	433
Provision for credit losses	115	126	76	44	(4)	4
Noninterest expense
Personnel	561	529	455	403	122	115
Segment allocations (b)	1,069	979	436	387	135	120
Depreciation and amortization	138	97	47	46	11	9
Other (c)	336	336	168	140	28	29
Total noninterest expense	2,104	1,941	1,106	976	296	273
Income before income taxes and noncontrolling interests (a)	1,869	1,773	2,010	1,975	167	156
Income taxes (a)	435	413	453	425	39	36
Net income (a)	1,434	1,360	1,557	1,550	128	120
Less: Net income attributable to noncontrolling interests	9	9	5	5	—	—
Net income excluding noncontrolling interests (a)	$1,425	$1,351	$1,552	$1,545	$128	$120
Average assets	$127,602	$114,146	$276,846	$238,338	$15,185	$14,575

Three months ended September 30			Other activities		Consolidated
In millions			2026	2025	2026	2025
Net interest income (a)			$(1,253)	$(1,444)	$4,206	$3,648
Noninterest income			76	91	2,356	2,267
Total revenue (a)			(1,177)	(1,353)	6,562	5,915
Provision for credit losses			2	(7)	189	167
Total noninterest expense			245	271	3,751	3,461
Income before income taxes and noncontrolling interests (a)			(1,424)	(1,617)	2,622	2,287
Income taxes (a)			(402)	(409)	525	465
Net income (a)			(1,022)	(1,208)	2,097	1,822
Less: Net income attributable to noncontrolling interests			2	—	16	14
Net income excluding noncontrolling interests (a)			$(1,024)	$(1,208)	$2,081	$1,808
Average Assets			$209,253	$204,474	$628,886	$571,533

98 The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)
Nine months ended September 30	Retail Banking		Corporate & Institutional Banking			Asset Management Group
In millions	2026	2025	2026		2025	2026	2025
Net interest income (a)	$9,771	$8,933	$5,918		$5,398	$572	$541
Noninterest income	2,839	2,278	3,602		3,132	804	741
Total revenue (a)	12,610	11,211	9,520		8,530	1,376	1,282
Provision for credit losses	359	377	229		277	(2)	(8)
Noninterest expense
Personnel	1,683	1,606	1,417		1,149	367	351
Segment allocations (b)	3,247	2,924	1,278		1,151	390	355
Depreciation and amortization	408	270	143		146	32	27
Other (c)	992	933	475		436	88	87
Total noninterest expense	6,330	5,733	3,313		2,882	877	820
Income before income taxes and noncontrolling interests (a)	5,921	5,101	5,978		5,371	501	470
Income taxes (a)	1,376	1,188	1,343		1,161	117	110
Net income (a)	4,545	3,913	4,635		4,210	384	360
Less: Net income attributable to noncontrolling interests	24	28	15		14	—	—
Net income excluding noncontrolling interests (a)	$4,521	$3,885	$4,620		$4,196	$384	$360
Average Assets	$129,546	$114,447	$263,615		$233,307	$15,014	$14,562

Nine months ended September 30			Other activities			Consolidated
In millions			2026		2025	2026	2025
Net interest income (a)			$(3,987)		$(4,193)	$12,274	$10,679
Noninterest income			83	(d)	198	7,328	6,349
Total revenue (a)			(3,904)		(3,995)	19,602	17,028
Provision for credit losses			4		(6)	590	640
Total noninterest expense			1,097	(e)	796	11,617	10,231
Income before income taxes and noncontrolling interests (a)			(5,005)		(4,785)	7,395	6,157
Income taxes (a)			(1,365)		(1,266)	1,471	1,193
Net income (a)			(3,640)		(3,519)	5,924	4,964
Less: Net income attributable to noncontrolling interests			4		6	43	48
Net income excluding noncontrolling interests (a)			$(3,644)		$(3,525)	$5,881	$4,916
Average Assets			$207,448		$200,988	$615,623	$563,304
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
Table 88: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	2026			2025
Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees	$—	$—	$268	$—	$—	$250
Brokerage fees	178	—	1	154	—	—
Total asset management and brokerage	178	—	269	154	—	250
Card and cash management
Treasury management fees	11	422	—	10	398	—
Debit card fees	200	—	—	184	—	—
Net credit card fees (a)	52	—	—	56	—	—
Merchant services	35	19	—	38	20	—
Other	19	—	—	21	—	—
Total card and cash management	317	441	—	309	418	—
Lending and deposit services
Deposit account fees	187	—	—	175	—	—
Other	18	7	—	18	8	—
Total lending and deposit services	205	7	—	193	8	—
Residential and commercial mortgage (b)	—	26	—	—	33	—
Capital markets and advisory	—	336	—	—	297	—
Other	—	19	—	—	26	—
Total in-scope noninterest income	700	829	269	656	782	250
Out-of-scope noninterest income (c)	142	338	2	134	350	4
Noninterest income by business segment	$842	$1,167	$271	$790	$1,132	$254
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$1,798			$1,688
Out-of-scope business segment noninterest income (c)			482			488
Noninterest income from other activities (d)			76			91
Noninterest income as reported on the Consolidated Income Statement			$2,356			$2,267

100 The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	2026			2025
Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees	$—	$—	$795	$—	$—	$730
Brokerage fees	511	—	1	456	—	—
Total asset management and brokerage	511	—	796	456	—	730
Card and cash management
Treasury management fees	33	1,246	—	31	1,192	—
Debit card fees	586	—	—	535	—	—
Net credit card fees (a)	159	—	—	147	—	—
Merchant services	103	57	—	115	55	—
Other	57	—	—	61	—	—
Total card and cash management	938	1,303	—	889	1,247	—
Lending and deposit services
Deposit account fees	544	—	—	501	—	—
Other	51	22	—	54	23	—
Total lending and deposit services	595	22	—	555	23	—
Residential and commercial mortgage (b)	—	84	—	—	89	—
Capital markets and advisory	—	1,069	—	—	730	—
Other	—	65	—	—	55	—
Total in-scope noninterest income	2,044	2,543	796	1,900	2,144	730
Out-of-scope noninterest income (c)	795	1,059	8	378	988	11
Noninterest income by business segment	$2,839	$3,602	$804	$2,278	$3,132	$741
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$5,383			$4,774
Out-of-scope business segment noninterest income (c)			1,862			1,377
Noninterest income from other activities (d)			83			198
Noninterest income as reported on the Consolidated Income Statement			$7,328			$6,349
(a)Net credit card fees consist of interchange fees of $195 million and $176 million and credit card reward costs of $143 million and $120 million for the three months ended September 30, 2026 and 2025, respectively. Net credit card fees consist of interchange fees of $567 million and $515 million and credit card reward costs of $408 million and $368 million for the nine months ended September 30, 2026 and 2025, respectively.
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

The PNC Financial Services Group, Inc. – Form 10-Q 101

NOTE 17 SUBSEQUENT EVENTS

On October 20, 2026, PNC redeemed all of the outstanding 6.615% senior fixed-to-floating rate notes due October 20, 2027 issued by PNC in the amount of $1.25 billion. The securities had an original scheduled maturity date of October 20, 2027. The redemption price was equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date.

On October 23, 2026, PNC issued $1.2 billion of senior fixed-to-floating rate notes with a maturity date of October 23, 2029 (the “Senior Fixed/Floating Notes”). Interest is payable on the Senior Fixed/Floating Notes semi-annually in arrears at a fixed rate of 5.463% per annum, on April 23 and October 23 of each year, commencing on April 23, 2027. Beginning on October 23, 2028, interest is payable on the Senior Fixed/Floating Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 0.777%, on January 23, 2029, April 23, 2029, July 23, 2029 and at the maturity date.

On October 23, 2026, PNC issued $300 million of senior floating rate notes with a maturity date of October 23, 2029 (the “Senior Floating Notes”). Interest is payable on the Senior Floating Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 0.770%, on January 23, April 23, July 23 and October 23 of each year, commencing on January 23, 2027 until the maturity date.

On November 1, 2026, PNC redeemed $525 million of depositary shares representing interests in PNC’s fixed-to-floating rate non-cumulative perpetual preferred stock, Series S. Each depositary share represented a 1/100th interest in a share of the Series S preferred stock. The depositary shares were redeemed at a redemption price of $1,000 per depositary share. The redemption price did not include any declared but unpaid dividends. The semiannual dividend declared but not paid prior to the redemption date was paid on the redemption date to holders of record on a date prior to the redemption set by the Board of Directors of PNC. All 525,000 depositary shares outstanding were redeemed.

102 The PNC Financial Services Group, Inc. – Form 10-Q

GLOSSARY

DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2025 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	LCR	Liquidity coverage ratio
AI	Artificial intelligence	LGD	Loss given default
ALCO	Asset and Liability Committee	LIHTC	Low income housing tax credit
ALLL	Allowance for loan and lease losses	LLC	Limited liability company
AOCI	Accumulated other comprehensive income	LTV	Loan-to-value ratio
ASC	Accounting Standards Codification	MSR	Mortgage servicing right
ASU	Accounting Standards Update	NII	Net interest income
BHC	Bank holding company	NMTC	New market tax credit
bps	Basis points	NSFR	Net stable funding ratio
CCAR	Comprehensive Capital Analysis and Review	OCC	Office of the Comptroller of the Currency
CECL	Current Expected Credit Losses	OCI	Other comprehensive income
CET1	Common equity tier 1	OREO	Other real estate owned
CODM	Chief operating decision maker	OTC	Over-the-counter
CRA	Community Reinvestment Act	PAM	Proportional amortization method
EVE	Economic value of equity	PCD	Purchased credit deteriorated
FDIC	Federal Deposit Insurance Corporation	PD	Probability of default
FDM	Financial difficulty modification	PSL	Purchased Seasoned Loan
FHLB	Federal Home Loan Bank	ROAP	Removal of account provisions
FHLMC	Federal Home Loan Mortgage Corporation	SCB	Stress capital buffer
FICO	Fair Isaac Corporation (credit score)	SEC	Securities and Exchange Commission
FNMA	Federal National Mortgage Association	S&P	Standard & Poor’s
FRB	Federal Reserve Bank	SOFR	Secured Overnight Financing Rate
FTP	Funds transfer pricing	SPE	Special purpose entity
GAAP	Accounting principles generally accepted in the United States of America	U.S.	United States of America
GDP	Gross domestic product	VaR	Value-at-risk
GNMA	Government National Mortgage Association	VIE	Variable interest entity
ISDA	International Swaps and Derivatives Association

The PNC Financial Services Group, Inc. – Form 10-Q 103

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 14 Legal Proceedings, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There are no material changes from any of the risk factors previously disclosed in our 2025 Form 10-K in response to Part I, Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the third quarter of 2026 are included in the following table.

2026 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – 31	838	$251.55	820	27,996
August 1 – 31	691	$249.77	688	27,308
September 1 – 30	792	$233.62	792	26,516
Total	2,321	$244.90	2,300
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
(b)The SCB framework permits capital return in amounts in excess of SCB minimum levels. Consistent with this framework, PNC had approximately 27% of the 100 million common shares still available for repurchase at September 30, 2026 under the repurchase program previously approved by our Board of Directors. Share repurchase activity in the fourth quarter of 2026 is expected to approximate third quarter of 2026 share repurchase levels. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB will be maintained at the regulatory minimum of 2.5% through December 31, 2027.

ITEM 5. OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of PNC’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 3, 2026 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 105